Form 10QSB
period 2007-09-30
North Shore Acquisition Corp.
filed 2008-01-09
CIK 1408166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52875

North Shore Acquisition Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	20-0433980
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

175 Great Neck Road, Suite 204, Great Neck, NY 11201-3313
(Address of Principal Executive Office)

(516) 487-0200
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of January 9, 2008, 8,111,250 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

North Shore Acquisition Corp.
(a Corporation in the Development Stage)

Table of Contents

Page
Part I. Financial Information:

Item 1 - Financial Statements (Unaudited):

Balance Sheet as of September 30, 2007	3

Statements of Operations for the Three Months Ended September 30, 2007 and the Period from June 26, 2007 (date of inception) to September 30, 2007	4

Statement of Stockholders’ Equity for the Period from June 26, 2007 (date of inception) to September 30, 2007	5

Statement of Cash Flows for the Period from June 26, 2007 (date of inception) to September 30, 2007	6

Notes to Unaudited Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 - Controls and Procedures	15

Part II. Other Information:

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6 - Exhibits	17

Signatures	18

Certifications

North Shore Acquisition Corp.
(a corporation in the development stage)
BALANCE SHEET

September 30, 2007
ASSETS	(unaudited)

Current asset, cash	$12,742

Other asset, deferred offering costs	164,831
$177,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$2,500
Accrued offering costs	52,500
Note payable, stockholder	100,000
Total current liabilities	155,000

Commitments

Stockholders’ equity

Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, authorized 20,000,000 shares; 1,811,250 shares issued and outstanding	181
Additional paid-in capital	24,819

Deficit accumulated during the development stage	(2,427)
Total stockholders’ equity	22,573
$177,573

The accompanying notes are an integral part of these financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)
(unaudited)
STATEMENT OF OPERATIONS

	Period from	Period from
	July 1, 2007	June 26, 2007 (date of
	to	inception) to
	September 30, 2007	September 30, 2007
Revenue	$ ---	$ ---

Formation and operating costs	2,650	2,650

Loss from operations	$(2,650)	$(2,650)

Other income, interest	223	223

Net loss	(2,427)	(2,427)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	1,811,250	1,811,250

The accompanying notes are an integral part of these financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)
(unaudited)
STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from June 26, 2007 (date of inception) to September 30, 2007
	Common Shares	Amount		Additional Paid-in Capital		Deficit Accumulated During the Development Stage		Total Stockholders’ Equity
Balance, June 26, 2007 (date of inception)	---	$	---	$	---	$	---	$	---
Sale of 1,811,250 shares of
common stock to initial stockholders	1,811,250		181		24,819		---		25,000

Net loss for the period							(2,427)		(2,427)

Balance, at September 30, 2007	1,811,250		$181		$24,819		$(2,427)		$22,573

The accompanying notes are an integral part of these financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)
(unaudited)
STATEMENT OF CASH FLOWS

For the period from June 26, 2007 (date of inception) to September 30, 2007

Cash flows from operating activities
Net loss	$(2,427)
Adjustment to reconcile net loss to net cash provided by operating activities:
Change in operating liability:
Accrued expenses	2,500

Cash provided by operating activities	73

Cash flows from financing activities
Proceeds from note payable, stockholder	100,000
Proceeds from issuance of common stock	25,000
Payments of offering costs	(112,331)

Cash provided by financing activities	12,669

Net increase in cash	12,742

Cash, beginning of period	0

Cash, end of period	$12,742

Supplemental schedule of non-cash financing activities:
Accrual of deferred offering costs	$52,500

The accompanying notes are an integral part of these financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Financial Statements

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2007 and for the periods from June 26, 2007 (date of inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position of North Shore Acquisition Corp. (the “Company”) as of September 30, 2007 and the financial results for the three months then ended as well as for the period from June 26, 2007 (date of inception) through September 30, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year end July 23, 2007, which are included in the Company’s registration statement on Form S-1 (File No. 333-145278) filed in connection with its initial public offering, which the Securities and Exchange Commission declared effective on November 30, 2007.

NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

North Shore Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 26, 2007. The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated significant revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting By Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies. All activity from the date of inception (June 26, 2007) through September 30, 2007 was related to the Company’s formation and capital raising activities. The Company has selected December 31st as its calendar year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this proposed offering of Units (as defined in Note D below) (the “Proposed Offering”), although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, at least 97% of the gross proceeds, after payment of certain amounts to the underwriters, will be held in a trust account (“Trust Account”) and invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States government having a maturity of one hundred and eighty (180) days or less or any open ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund and bears the highest credit rating issued by a United States nationally recognized rating agency, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 40% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Proposed Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust Account (including the additional 3% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Proposed Offering, including all of the directors and officers of the Company have agreed to vote all of the shares of common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event that the Company does not consummate a Business Combination within 24 months from the date of the consummation of the Proposed Offering, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note D).

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Development Stage Company

The Company complies with the reporting requirements of SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises."

Share Based Payment

The Company complies with the fair value recognition provisions of SFAS No. 123(R), “Share Based Payment” and the SEC’s Staff Accounting Bulletin (“SAB”) SAB No. 107, “Valuation of Share-Based Payment Arrangements for Public Companies.” SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period).

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share”. Net loss per common share, basic and diluted, is computed as net loss divided by the weighted average number of common shares outstanding for the period. The Company reported a net loss for the three months ended September 30, 2007 and for the period June 26, 2007 (date of inception) to September 30, 2007 and, as a result, diluted loss per common share is the same as basic for the period, as any potential dilutive securities would reduce the loss per common share and become anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which potentially may in the future, exceed the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate their carrying amounts presented in the accompanying balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the SEC SAB Topic 5A - “Expenses of Offering”. Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed.

Income Taxes

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On January 1, 2007, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) became effective. The Company adopted FIN 48 effective June 26, 2007 (date of inception). There were no unrecognized tax benefits as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

On December 21, 2007, the SEC issued SAB No. 110. SAB No. 110 extends the opportunity to use the "simplified method" beyond December 31, 2007, as was required by SAB No. 107. Under SAB No. 110 (and SAB No. 107), a company is able to use the "simplified method" to estimate an option's expect term based on the date of exercise, if the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to limited period of time its equity shares have been publicly traded.

NOTE D—PROPOSED OFFERING

The Proposed Offering calls for the Company to offer for public sale up to 6,300,000 units (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of (a) one year from the date of the final prospectus for the Proposed Offering and (b) six months after the completion of a Business Combination with a target business, and will expire five years from the date of the prospectus. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

NOTE E—RELATED PARTY TRANSACTIONS

The Company issued a $75,000 unsecured promissory note to the Company’s Chairman of the Board and Chief Executive Officer on July 10, 2007, and a $25,000 unsecured promissory note to one of the Company’s Directors on August 20, 2007. The notes are non interest-bearing and will be paid following the consummation of the Offering from the net proceeds of such Offering. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount.

The Company presently occupies office space provided by an affiliate of certain stockholders of the Company. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $8,000 per month for such services.

All of the Initial Stockholders of the Company initially purchased, in consideration for an aggregate purchase price of $25,000, an aggregate of 1,250,000 shares of common stock. On September 18, 2007, the Company issued an additional 475,000 by declaring a 0.38-for-1 common stock dividend. Subsequently on November 30, 2007, the Company issued additional 86,250 shares of common stock by declaring a 0.05-for-1 common stock dividend (see Note H). The initial stockholders have agreed that (1) the initial shares of common stock will not be sold or transferred until the first anniversary of the completion of a Business Combination and (2) the initial shares of common stock will not be entitled to a pro rata share of the Trust Account in the event of its liquidation. Additionally, if holders of more than 20% of the shares sold in the Proposed Offering exercise their conversion rights and vote against a proposed Business Combination and such Business Combination is consummated, the initial shareholders have agreed to forfeit and return to the Company for cancellation a number of shares of common stock so that they collectively own no more than 23.8% of the Company’s outstanding shares of common stock (without giving effect to any shares issued in such Business Combination).

All of the Initial Stockholders have agreed to purchase 1,600,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $1,600,000) privately from the Company upon consummation of the Offering. All of the proceeds received from these purchases will be placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units being offered in the Proposed Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination. In the event of a liquidation prior to a Business Combination, the Insider Warrants will expire worthless.

NOTE F—COMMITMENTS

The Company agreed to pay the Underwriter in the Offering an underwriting discount of 6.5% of the gross proceeds of the Offering and a non-accountable expense allowance of 0.5% of the gross proceeds of the Offering. However, the Underwriter has agreed that 3.0% of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived their right to receive such payment upon the Company's liquidation if it is unable to complete a Business Combination. In connection with this Offering, the Company also issued an option (“Option”), for $100, to the Underwriter to purchase 420,000 Units at an exercise price of $8.80 per Unit. The Units issuable upon exercise of the Option are identical to the Units sold in the Offering. The Company intends to account for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Option is approximately $823,200 ($1.96 per Unit) using a Black-Scholes option-pricing model. The fair value of the Option granted to the Underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 20.43%, (2) risk-free interest rate of 4.82% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the Option or underlying Warrants, the Option or Warrants, as applicable, will expire worthless.

In connection with the Proposed Offering, the Company has granted the underwriter a 45-day option to purchase up to 945,000 additional units to cover the over-allotment. The over-allotment option will be used only to cover a net short position resulting from the initial distribution.

NOTE G—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE H - SUBSEQUENT EVENTS

On November 30, 2007, the Company issued an additional 86,250 shares by declaring a 0.05-for-1 common stock dividend for each share of common stock outstanding on November 30, 2007. As a result of all of the common stock dividends, all share information has retroactively been adjusted to give effect to the stock dividend.

On November 30, 2007 the SEC declared effective the registration for the Proposed Offering.

On December 7, 2007 the Company completed the sale of 1,600,000 warrants to the Initial Stockholders for an aggregate purchase price of $1,600,000 as discussed in Note E. Subsequently the Company sold 6,300,000 Units, comprised of one share of common stock and one warrant at a price of $8.00 per Unit, raising gross proceeds of $50,400,000. As a consequence of these two transactions an aggregate of $49,284,000 was deposited into a trust account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-QSB, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on June 26, 2007, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses or assets. Our efforts in identifying a prospective target business will not be limited to a particular industry.

Results of Operations

For the three months ended September 30, 2007, we had a net loss of $2,427 consisting of $223 of dividend and interest income offset by $2,650 of general, selling and administrative expenses.

For the period from June 26, 2007 (date of inception) to September 30, 2007, we had a net loss of $2,427 consisting of $223 of dividend and interest income offset by $2,650 of general, selling and administrative expenses.

Financial Condition and Liquidity

We consummated our initial public offering of 6,300,000 units on December 7, 2007. Gross proceeds from our initial public offering were $50,400,000. We paid a total of $2,016,000 in underwriting discounts and commissions and approximately $854,000 for other costs and expenses related to the offering and the over-allotment option. An additional $1,512,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds, including $1,600,000 from the private sale of warrants (the “Sponsor’s Warrants”) to Barry J. Gordon, our chairman of the board and chief executive officer, Marc H. Klee, our president, chief financial officer, secretary and director, Alan J. Loewenstein, our vice president, Robert Sroka and Arthur H. Goldberg, each a director of ours, and Harvey Granat, one of our stockholders, from the offering were $49,482,770, of which $49,284,000 was deposited into the trust account. We intend to use substantially all of the net proceeds of this offering to effect a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 30, 2009, assuming that a business combination is not consummated during that time.

We expect our primary liquidity requirements during this period to include approximately $200,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $500,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of $192,000 for office space, administrative services and support payable to American Fund Advisors, Inc. (“American Fund Advisors”) representing $8,000 per month for up to 24 months; $50,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $208,000 for general working capital that will be used for miscellaneous expenses and reserves. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on November 30, 2007 and ending upon the consummation of a business combination or our liquidation, we began incurring a fee from American Fund Advisors of $8,000 per month for providing us with office space and certain general and administrative services. In addition, in July 2007, Barry J. Gordon and Arthur H. Goldberg advanced an aggregate of $100,000 to us for payment on our behalf of offering expenses. This loan was repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II

OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2007, we closed our initial public offering of 6,300,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.00 per share. The units from the initial public offering were sold at an offering price of $8.00 per unit, generating total gross proceeds of $50,400,000. EarlyBirdCapital, Inc. acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on registration statements on Forms S-1 (Nos. 333-145278 and 333-147761). The Securities and Exchange Commission declared the registration statement effective on November 30, 2007.

We paid a total of $2,016,000 in underwriting discounts and commissions and $853,825 for other costs and expenses related to the offering and the over-allotment option. An additional $1,512,000 of underwriting discounts and commissions has been deferred by the underwriters and placed in our trust account and will be released to the underwriters only on completion of our initial business combination.

We also consummated the simultaneous private sale of 1,600,000 Sponsor’s Warrants at a price of $1.00 per warrant, generating total proceeds of $1,600,000. The Sponsor’s Warrants were purchased by Barry J. Gordon, our chairman of the board and chief executive officer, Marc H. Klee, our president, chief financial officer, secretary and director, Alan J. Loewenstein, our vice president, Robert Sroka and Arthur H. Goldberg, each a director of ours, and Harvey Granat, one of our stockholders. The Sponsor’s Warrants are identical to the warrants included in the units sold in the initial public offering except that if we call the warrants for redemption, the Sponsor’s Warrants will be exercisable on a cashless basis so long as they are held by the purchasers or their affiliates. The purchasers of the Sponsor’s Warrants have agreed that the warrants will not be sold or transferred by them until after we have completed a business combination.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private sale of Sponsor’s Warrants were $49,482,770, of which $49,284,000 was deposited into the trust account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Section 302 Certification by Principal Executive Officer

31.2	Section 302 Certification by Principal Financial and Accounting Officer

32	Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE ACQUISITION CORP.

Dated: January 9, 2008
/s/ Barry J. Gordon
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc H. Klee
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)