Form 10KSB
period 2007-12-31
North Shore Acquisition Corp.
filed 2008-03-25
CIK 1408166

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-52875

NORTH SHORE ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware	26-0433980
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

175 Great Neck Road, Suite 204, Great Neck, New York	11021
(Address of principal executive offices)	(Zip Code)

(516) 487-0200
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.               ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)               Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

As of March 7, 2008, the aggregate market value of the ordinary shares held by non-affiliates of the Registrant was $42,042,770.

As of March 7, 2008, there were 7,941,249 ordinary shares, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):               Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

North Shore Acquisition Corp. is a blank check company organized under the laws of the State of Delaware on June 26, 2007. We were formed to with the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry.

On December 7, 2007, we closed our initial public offering of 6,300,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share (“IPO”). Simultaneously with the consummation of the IPO, we consummated the private sale of 1,600,000 warrants (“insider warrants”) at a price of $1.00 per sponsors’ warrant, generating total proceeds of $1,600,000. On January 24, 2008, we consummated the closing of an additional 53,000 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $50,824,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and the private sale) were $49,883,546, of which $49,693,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2007, we have used $49,529 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $49,411,767 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Selection of a target business and structuring of a business combination

We believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates available. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of such fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although it is possible that we may pay such fees in the case of an uncompleted transaction, we consider this possibility to be remote. Our management has experience in evaluating transactions, particularly in the energy industry. However, they may retain consultants and advisors with experience in the evaluation of such business combinations and in our determination of whether or not to proceed with such a business combination, although we are not required to do so and may determine that our management is able to make its own determinations based on its collective business experience. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

If we determine to enter into a business combination with a target business that is affiliated with our founders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. We also do not anticipate acquiring an entity that is either a portfolio company of, or has otherwise received a financial investment from, an investment banking firm (or an affiliate thereof) that is affiliated with our founders. However, if circumstances change and we determined to acquire such an entity, we will be required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Additionally, we will evaluate whether the terms of any such transaction are similar to those that we could have received from an unaffiliated third party and will disclose our conclusions in the proxy solicitation materials we send to stockholders in connection with such transaction.

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such financing arrangement and have no current intention of doing so. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Such an opinion would be included in the proxy solicitation materials we will furnish to our stockholders in connection with seeking stockholder approval of the proposed business combination. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. We will provide stockholders with no less than the minimum amount of time required by Delaware corporate law, our bylaws and federal requirements to vote on a proposed transaction.

In connection with the vote required for any business combination, all of our founders, including all of our officers and directors, have agreed to vote the shares each received prior to our IPO (“founders’ shares”) in accordance with the vote of the holders of a majority of the shares of common stock purchased in our IPO (“IPO shares,” and the holders of IPO shares, “public stockholders”). This voting arrangement shall not apply to IPO shares purchased following our IPO in the open market by any of our founders. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 40% of the IPO shares both exercise their conversion rights and vote against the business combination. A non-vote, which is neither a vote in favor of, nor a vote against, a proposed transaction will accordingly have no effect on the approval of a proposed transaction.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the public stockholders (but not any of our founders to the extent they hold IPO shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Act of 1933, as amended) will be restricted from seeking conversion rights with respect to more than 10% of the IPO shares. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of stock before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their stock at a significant premium to the then current market price. By limiting a stockholder’s ability to convert only 10% of the IPO shares, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders. However, we are not restricting the stockholders’ ability to vote all of their shares against the transaction.

The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO shares. As of December 31, 2007, the per-share conversion price would have been approximately $7.84.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial business combination and the initial business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the initial business combination to complete the tender or delivery of his shares to us if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipate. Accordingly, we will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

Any request for conversion, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until November 30, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if public stockholders, owning 40% or more of the IPO shares, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning 39.99% of the IPO shares may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 40% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to prevent us from completing a business combination that is otherwise approved by a large majority of our public stockholders.

Liquidation if no business combination

If we do not complete a business combination by November 30, 2009, we will be dissolved and will distribute to all holders of IPO shares, in proportion to the number of IPO shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The founders have waived their rights to participate in any liquidation distribution with respect to their founder shares. There will be no distribution from the trust fund with respect to our warrants.

Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2007 would have been approximately $7.84. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our officers and directors have personally agreed that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account. We have questioned such individuals on their financial net worth and reviewed their financial information and believe they will be able to satisfy any indemnification obligations that may arise.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after November 30, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. Absent special circumstances, the rights of creditors take priority over the rights of stockholders under Delaware corporate law. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $7.84 due to claims or potential claims of creditors.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 30, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination may delay the completion of a transaction;

•
our obligation to convert into cash ordinary shares held by our public shareholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently organized development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions with respect to any business combination and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, holders of IPO Shares will be forced to wait until November 30, 2009 before receiving liquidation distributions.

We have until November 30, 2009 to complete a business combination. We have no obligation to return funds to holders of IPO Shares prior to such date unless we consummate a business combination prior thereto. Only after the expiration of this full time period will holders of IPO Shares be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies which have completed initial public offerings with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Furthermore, our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

If the net proceeds of our IPO not being held in trust are insufficient to allow us to operate until November 30, 2009, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us will be sufficient to allow us to operate until November 30, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping around” for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders will be less than $7.84 per share.

As of December 31, 2007, the per-share liquidation price of the funds held in trust was $7.84. Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of holders of IPO Shares, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of holders of IPO Shares. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our officers and directors have jointly and severally agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $7.84, plus interest then held in the trust fund, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to holders of IPO Shares at least $7.84 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until November 30, 2009. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after November 30, 2009 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, a trustee in bankruptcy could seek to recover all amounts received by our stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 30, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No public warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and effective. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current and effective prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current and effective, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the insider warrants may be exercisable for unregistered shares of common stock even if the prospectus relating to the common stock issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants, thereby potentially limiting the value of the warrants.

No public warrants will be exercisable and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to become listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the ordinary shares issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the public warrants may be deprived of any value, the market for such warrants may be limited and the holders of such warrants may not be able to exercise their warrants if the ordinary shares issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of such warrants reside.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. As a result, our business following a business combination may be harmed and our stock price may be adversely affected. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 3,265,751 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the unit purchase option granted to EarlyBirdCapital, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this time, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of current investors;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•
may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue debt securities to complete a business combination, which could have a negative effect on our cash position.

If we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel, such as Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein. The role of our key personnel in the target business, however, cannot presently be ascertained. Although our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous to us.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may not have an opportunity to review a potential transaction.

Our officers and directors may become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may become involved with blank check companies similar to our company. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may not have an opportunity to review a potential transaction.

All of our officers and directors own founder shares and insider warrants. These securities will not participate in liquidation distributions. Therefore, our officers and directors may present a particular target business to us that otherwise would not be attractive so as to avoid having their securities become worthless.

All of our officers and directors own founders’ shares and insider warrants. Such individuals have waived their right to receive distributions with respect to their founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founders’ shares, as well as the insider warrants, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our ordinary shares become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our ordinary shares have a market price per share of less than $5.00, transactions in our ordinary shares may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our ordinary shares become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services. As a result, we would not be able to reduce the risks of operating in a single industry which could cause our results of operations to be negatively impacted.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

If we determine to simultaneously acquire several businesses, we will need the acquisitions to be consummated at the same time, thereby making it more difficult for us to consummate a business combination.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent integration of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may proceed with a business combination even if public stockholders owning 2,541,199 of the IPO shares exercise their conversion rights.

We may proceed with a business combination as long as public stockholders owning less than 40% of the IPO Shares exercise their conversion rights. Accordingly, public stockholders holding up to 2,541,199 IPO Shares may exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage to 40% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to prevent us from completing a business combination that may otherwise be approved by a large majority of our public stockholders.

If we are unable to arrange any necessary third party financing, we may not be able to consummate a business combination.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

The ability of our shareholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek shareholder approval of any business combination, we will offer each holder of the IPO Shares (but not our founders) the right to have his, her or its IPO Shares converted to cash if the shareholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a ‘‘group’’ with, will be restricted from seeking conversion rights with respect to more than 10% of the IPO shares.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founders to the extent the hold IPO shares) the right to have his, her, or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 10% of the IPO shares. Accordingly, if you purchased more than 10% of the IPO shares and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a business combination or that the market price of the common stock will exceed the per-share conversion price.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek shareholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Furthermore, our negotiating position with any potential target may be harmed as we approach the deadline for the consummation of a business combination as such target business will know that our deadline cannot be extended. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be inclined to enter into a transaction with a publicly held blank check company like us.

Our founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Our founders (including all of our officers and directors) collectively own 20% of our issued and outstanding shares of common stock (not including any shares of common stock issuable upon exercise of the insider warrants). None of our founders or their affiliates has indicated any intention to purchase any additional units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders vote, or indicate an intention to vote, against a proposed business combination, our founders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

We issued warrants to purchase 6,353,000 shares of common stock as part of the units sold in our IPO (including the over-allotment option) and insider warrants to purchase 1,600,000 shares of common stock. We also issued an option to purchase 420,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 420,000 warrants. To the extent we issue ordinary shares to effect a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis, if exercised, would cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria (described in the prospectus for our IPO) have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our founders or the purchasers of the insider units exercise their registration rights with respect to their founder shares or insider warrants and underlying securities, it may have an adverse effect on the market price of our ordinary shares and warrants and the existence of these rights may make it more difficult to effect a business combination.

Our founders are entitled to demand that we register the resale of their founders’ shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the purchasers of the insider warrants are entitled to demand that we register the resale of these securities (and the underlying securities) at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 1,588,249 shares of common stock and 1,600,00 warrants (plus an additional 1,600,00 shares of common stock underlying such warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we invested the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 175 Great Neck Road, Suite 204, Great Neck, New York 11201-3313. The cost for this space is included in the $8,000 per-month fee American Fund Advisors will charge us for general and administrative services. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by American Fund Advisors is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants trade on the OTC Bulletin Board under the symbols NSAQU, NSAQ and NASQW, respectively. The following table sets forth the range of high and low closing bid prices for the units, ordinary shares and warrants for the periods indicated since the units commenced public trading on December 7, 2007, and since the common stock and warrants commenced public trading on December 13, 2007. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low

2008:
First Quarter*	7.89	7.70	7.10	6.96	0.90	0.64

2007:
Fourth Quarter	8.00	7.75	7.15	7.02	0.90	0.75

* Through March 7, 2008.

Holders

As of March 7, 2008, there was 1 holder of record of our units, 7 holders of record of our common stock and 7 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In June 2007, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Name	Number of Shares	Relationship to Us
Barry J. Gordon	369,000	Chairman and Chief Executive Officer
Marc H. Klee	287,000	President, Chief Financial Officer, Secretary and Director
Robert Sroka	162,500	Director
Arthur H. Goldberg	162,500	Director
Harvey Granat	162,500	Stockholder
Alan J. Loewenstein	106,500	Vice President

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors. The shares issued to the individuals above were sold at a purchase price of approximately $0.02 per share (an aggregate of $25,000).

Effective September 18, 2007 and November 30, 2007, our board of directors authorized a stock dividend of 0.38 and 0.05 shares of common stock, respectively, for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.01 per share.

Simultaneously with the consummation of the IPO, we consummated the private sale of 1,600,000 insider warrants at a price of $1.00 per sponsors’ warrant, generating total proceeds of $1,600,000. The insider units and insider warrants were purchased by Barry J. Gordon, Marc H. Klee, Alan J. Loewenstein, Robert Sroka, Arthur H. Goldberg and Harvey Granat.

Initial Public Offering

On December 7, 2007, we closed our IPO of 6,300,000 units with each unit consisting of one share of common stock and one warrant, each to purchase one share of common stock at an exercise price of $5.00 per share. On January 24, 2008, we consummated the closing of an additional 53,000 units which were subject to the over-allotment option. The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $50,824,000. EarlyBirdCapital, Inc. acted as representative of the underwriters. The securities sold in the IPO were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145278). The Securities and Exchange Commission declared the registration statement effective on November 30, 2007.

We paid a total of $2,525,614 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $48,283,546, of which $48,093,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $49,693,160 held in trust (or approximately $7.82 per share sold in the offering). The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $127,767 in interest through December 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Plan of Operations

We are a blank check company organized under the laws of the State of Delaware on June 26, 2007. We were formed to with the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry.

For the period from June 26, 2007 (inception) to December 31, 2007, we had net income of $26,866 derived from interest income of $128,894, offset by $102,028 for travel and other expenses.

We consummated our initial public offering of 6,300,000 units on December 7, 2007. Simultaneously, our founders purchased 1,600,000 insider warrants for $1.00 per warrant. On January 24, 2008, we consummated the sale of an additional 53,000 units that were subject to our underwriter’s over-allotment option. Gross proceeds from our IPO (including from our private placement of the insider warrants) were $52,424,000. We paid a total of $2,540,454 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,283,546, of which $48,093,160 was deposited into the trust account. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $49,693,160 held in trust (or approximately $7.82 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We are also able to have released to us interest income on the proceeds held in the trust fund (i) up to $1,000,000 to fund our working capital requirements and (ii) any amounts necessary to pay our tax obligations. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $127,767 in interest through December 31, 2007.

We intend to use substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe we will have sufficient available funds outside of the trust fund to operate through November 30, 2009, assuming that a business combination is not consummated during that time. As indicated above, there can be released to us, from time to time, interest earned on the funds held in the trust account, up to an aggregate of $1,000,000, to fund expenses related to investigating and selecting a target business, as well as any amounts necessary to pay our tax obligations. From November 30, 2007 through November 30, 2009, we anticipate that we will incur approximately $500,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination; $200,000 of expenses for the due diligence and investigation of a target business by our founders; $192,000 for the administrative fee payable to American Fund Advisors ($8,000 per month for twenty four months); $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and $208,000 for general working capital that will be used for miscellaneous expenses, general corporate purposes, liquidation obligations and reserves, including approximately $120,000 for director and officer liability insurance premiums. Through December 31, 2007, we have transferred $0 of interest earned on the trust funds for working capital purposes. We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

Commencing on November 30, 2007 and ending upon the acquisition of a target business or our liquidation, we began incurring a fee from American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, a monthly fee of $8,000 for general and administrative services. Additionally, Barry J. Gordon and Arthur H. Goldberg advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This loan was repaid following our initial public offering from the proceeds of the offering.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote __ to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on his evaluation as of December 31, 2007, our Principal Executive Officer and our Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management's Reprt on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the three month period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Barry J. Gordon	62	Chairman of the Board and Chief Executive Officer
Marc H. Klee	53	President, Chief Financial Officer, Secretary and Director
Alan J. Loewenstein	50	Vice President
Robert Sroka	58	Director
Arthur H. Goldberg	65	Director

Barry J. Gordon has been our chairman of the board and chief executive officer since our inception. Mr. Gordon has been the chairman of the board of Avantair, Inc. (formerly known as Ardent Acquisition Corporation) since its inception. Ardent Acquisition Corporation was a blank check company formed on November 22, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. In February 2007, Ardent Acquisition Corporation acquired Avantair. Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. Mr. Gordon served as executive vice president of American Fund Advisors, Inc. from September 1978 until December 1980, as its president from December 1980 until May 1987 and has been its chairman of the board since May 1987. American Fund Advisors is a private money management firm that manages money for high net worth individuals, pension and profit sharing plans. Mr. Gordon has been a director of American Fund Advisors since December 1980. From December 1991 to March 2005, he was the president, and from December 1991 to December 1993, he was a director, of the John Hancock Technology Series, Inc., an investment company. Since September 1999, Mr. Gordon has been president, chief executive officer and a director of BlueStone AFA Management, LLC, the general partner of the AFA Private Equity Fund 1, (formerly BlueStone AFA Fund), a venture capital fund providing equity capital for public and private companies primarily in the technology sector, and since January 2000, has been a director of the AFA Private Equity Fund 1. Mr. Gordon was also chairman of the board and chief executive officer of the New Jersey Cardinals, a Class A affiliate of the St. Louis Cardinals, from February 1990 until April 2006 and the Norwich Navigators, a Class AA affiliate of the San Francisco Giants, from March 1991 until April 2005. He has also served as a director of Winfield Capital Corp., an Over The Counter Bulletin Board listed small business investment company, from October 1995 until October 2005. Mr. Gordon was also the 1992 Entrepreneur of the Year for Long Island in financial services. Mr. Gordon received a B.B.A. from the University of Miami and an M.B.A. from Hofstra University

Marc H. Klee has been our president, chief financial officer, secretary and a member of our board of directors since our inception. Mr. Klee was the vice president of American Fund Advisors from January 1981 until May 1984, its senior vice president from May 1984 until March 2000 and has been its executive vice president since March 2000. He has also been a director of American Fund Advisors since May 1984. From November 2004 until February 2007, Mr. Klee was the president, chief financial officer, secretary and a member of the board of directors of Ardent Acquisition Corporation. Mr. Klee was the vice president of the John Hancock Technology Series, Inc. from May 1981 until May 1987 and was co-portfolio manager of the John Hancock Technology Fund from January 1983 to March 2005. Since September 1999, Mr. Klee has been secretary and a director of BlueStone AFA Management, LLC and since January 2000, has been a director of the AFA Private Equity Fund 1. Mr. Klee was also the president of the New Jersey Cardinals from February 1990 until April 2006 and vice president of the Norwich Navigators from March 1991 until April 2005. Mr. Klee received a B.A. from the State University of New York at Stony Brook (Phi Beta Kappa), an M.B.A. from the Wharton School of Business at the University of Pennsylvania and is a chartered financial analyst.

Alan J. Loewenstein has been our vice president since our inception. Mr. Loewenstein has been the senior vice president of American Fund Advisors since April 2000 and was its vice president from ay 1983 to April 2000. From November 2004 until February 2007, Mr. Loewenstein was a vice president of Ardent Acquisition Corporation. Prior to joining American Fund Advisors, Mr. Loewenstein served as an investment officer at Fidelity Union Bank from June 1980 to January 1983. Mr. Loewenstein received a B.A. from Rutgers University, an M.B.A. from Rutgers School of Management and is a chartered financial analyst.

Robert Sroka has been a member of our board of directors since our inception. Mr. Sroka has served as a managing director of Corporate Solutions Group, LLC, an investment banking firm, since December 2003. Mr. Sroka has also served as managing partner of Lighthouse Partners, a private investment and business consulting company, since August 1998. From November 2004 until February 2007, Mr. Sroka was a vice president of Ardent Acquisition Corporation. From February 1994 to June 1998, Mr. Sroka served as managing director of Investment Banking-Mergers and Acquisitions for J.P. Morgan. Mr. Sroka has served as a director of Sypris Solutions, Inc., a Nasdaq National Market listed provider of outsourced services and specialty products, since March 1997. He has also served as a director of North American Insurance Leaders, Inc., a blank check company formed to effect a merger, capital stock exchange, asset acquisition, stock purchase and/or other similar transaction with one or more businesses in the insurance or insurance services industry in North America, since September 2006. Mr. Sroka also served as non-executive chairman of the board of Avado Brands, Inc., an operator of restaurants from November 2003 until May 2005. On February 4, 2004, Avado Brands, Inc. filed a voluntary petition under the federal bankruptcy laws, from which it emerged in May 2005. Mr. Sroka received a B.A. (cum laude) from the State University of New York at Buffalo and an M.A. (with honors) and an M.B.A. (with distinction) from New York University.

Arthur H. Goldberg has been a member of our board of directors since our inception. Mr. Goldberg has served as a member of Corporate Solutions Group since January 2000. Mr. Goldberg has been a director of Avantair since its inception and has been a trustee of Ramco-Gershenson Properties Trust, a New York Stock Exchange listed real estate investment trust, since 1988. Mr. Goldberg received a B.S. (cum laude) from New York University Stern School and a J.D. from the New York University School of Law.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Arthur H. Goldberg, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Robert Sroka, will expire at the second annual meeting. The term of the third class of directors, consisting of Barry J. Gordon and Marc H. Klee will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In December 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to North Shore Acquisition Corp., 175 Great Neck Road, Suite 204, Great Neck, New York 11201-3313.

Nominations to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 10. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on November 30, 2007 through the acquisition of a target business or our liquidation, we will pay American Fund Advisors, an affiliate of Messrs. Gordon, Klee and Loewenstein, a fee of $8,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers and directors compensation in lieu of a salary. Other than the $8,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our founders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Compensation Discussion and Analysis

Overall, following our initial business combination, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and needs of our company within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in our industry following completion of our initial business combination. The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is likely that our executives’ compensation will have three primary components - salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. We do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

We may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies. We expect to stay apprised of the cash and equity compensation practices of publicly held companies in the industry we operate in following our initial business combination through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to our company, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-acquisition business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that we will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We may design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and we have accordingly not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards. We may also use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our shareholders and with our long-term success.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 7, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Holder (1)	Amount of Beneficial Ownership		Percentage of Outstanding Ordinary Shares
HBK Investments L.P.	785,000	(2)	9.9%
Millenco LLC	716,500	(3)	9.0%
The Baupost Group, L.L.C.	675,000	(4)	8.5%
Polar Securities Inc.	579,000	(5)	7.3%
Barry J. Gordon	468,851	(6)	5.9%
Marc H. Klee	364,662	(7)	4.6%
Robert Sroka	206,472	(8)	2.6%
Arthur H. Goldberg	206,472	(8)	2.6%
Alan J. Loewenstein	135,320	(9)	1.7%
All directors and executive officers as a group (five individuals)	1,381,777	(10)	17.4%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 175 Great Neck Road, Suite 204, Great Neck, New York 11201-3313.

(2)
Represents 785,000 shares of common stock over which HBK Investments L.P., HBK Services LLC (“Services”), HBK Partners II L.P. HBK Management LLC and HBK Master Fund L.P. each have shared voting and dispositive power. HBK Investments L.P. has delegated discretion to vote and dispose of the securities to Services. Services may, from time to time, delegate discretion to vote and dispose of certain of the securities to HBK New York LLC, HBK Virginia LLC, HBK Europe Management LLP and/or HBK Hong Kong Ltd. (collectively, the “Subadvisors”). Each of Services and the Subadvisors is under common control with HBK Investments L.P. This amount does not include 340,000 warrants to purchase shares of common stock, which are not exercisable and will not become exercisable within 60 days. The business address for each entity is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information was derived from a Schedule 13G filed with the SEC on December 21, 2007, as amended on February 8, 2008.

(3)
Represents 716,500 units held by Millenco LLC. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. The warrants are not exercisable and will not become exersiable within 60 days. Millenium Management LLC is the manager of Millenco LLC and Israel A. Englander is the managing member of Millenium Management LLC. Each may be deemed to have shared voting control and investment discretion over the securities. The business address of Mr. Englander and each of the entities is 666 Fifth Avenue, New York, New York 10103. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on December 17, 2007.

(4)
Represents 675,000 shares of common stock over which The Baupost Group, L.L.C. (“Baupost”), a registered investment adviser, has sole voting and dispositive power. SAK Corporation, as the Manager of Baupost, and Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership of all the securities. The business address of Mr. Klarman and each of the entities is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2008.

(5)
Represents (i) 379,000 shares of common stock held by North Pole Capital Master Fund (“North Pole”) and (ii) 200,000 shares of common stock held in certain discretionary accounts (“Accounts”). Polar Securities Inc. (“Polar Securities”) serves as the investment manager for North Pole and the Accounts. The business address for North Pole and Polar Securities is 372 Bay Street, 21st Floor, Toronto, Canada A6 MSH 2S6. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on March 3, 2008.

(6)	Does not include 472,320 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

(7)	Does not include 367,360 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

(8)	Does not include 208,000 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

(9)	Does not include 136,320 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

(10)	Does not include 1,392,000 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

Our founders, which include all of our officers and directors, collectively, beneficially own 20% of the issued and outstanding shares of our common stock. Because of the ownership block held by our founders, such individuals may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the founders’ shares have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of a business combination. The founders’ shares may be released from escrow earlier than this date if, after we consummate a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Additionally, if holders of more than 20% of the IPO shares vote against a proposed business combination and seek to exercise their conversion rights and such business combination is consummated, our founders have agreed to forfeit and return to us for cancellation a number of shares so that the founders will collectively own no more than 23.8% of our outstanding common stock upon consummation of such business combination (without giving effect to any shares that may be issued in the business combination). During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) to an entity’s members upon its liquidation, (ii) to relatives and trusts for estate planning purposes or (iii) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our founders will receive any portion of the liquidation proceeds with respect to their founders’ shares.

Messrs. Gordon, Klee, Sroka, Goldberg and Granat are our “promoters,” as that term is defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In June 2007, we issued 1,250,000 ordinary shares to the individuals set forth below for $25,000 in cash, at a purchase price of $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us
Barry J. Gordon	369,000	Chairman and Chief Executive Officer
Marc H. Klee	287,000	President, Chief Financial Officer, Secretary and Director
Robert Sroka	162,500	Director
Arthur H. Goldberg	162,500	Director
Harvey Granat	162,500	Stockholder
Alan J. Loewenstein	106,500	Vice President

Effective September 18, 2007 and November 30, 2007, our board of directors authorized a stock dividend of 0.38 and 0.05 shares of common stock, respectively, for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.01 per share.

On January 11, 2008, we consummated the offering of 53,000 units that were subject to the over-allotment option granted to the underwriters in our initial public offering. The remainder of the underwriters’ over-allotment option expired unexercised. As only a portion of the over-allotment option was exercised, the an aggregate of 222,551 founders’ shares were canceled to maintain our founders’ ownership in our common stock at 20%.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Barry J. Gordon, Marc H. Klee, Alan J. Loewenstein, Robert Sroka, Arthur H. Goldberg and Harvey Granat have committed, purchased an aggregate of 1,600,000 insider warrants (for a total purchase price of $1,600,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of our IPO. The insider warrants are identical to the warrants underlying the units offered in our IPO except that if we call the warrants for redemption, the insider warrants will be exercisable on a cashless basis so long as such warrants are held by the purchasers or their affiliates. The purchasers have agreed that the insider warrants will not be sold or transferred by them until after we have completed a business combination. The holders of the majority of these insider warrants (or underlying shares) will be entitled to demand that we register these securities. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Commencing on November 30, 2007, American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, has made available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay American Fund Advisors $8,000 per month for these services. Mr. Gordon is chairman of American Fund Advisors, Mr. Klee is executive vice president of American Fund Advisors and Mr. Loewenstein is senior vice president of American Fund Advisors. Accordingly, Messrs. Gordon, Klee and Loewenstein will benefit from the transaction to the extent of their interests in American Fund Advisors. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Gordon, Klee and Loewenstein compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by American Fund Advisors is at least as favorable as we could have obtained from an unaffiliated party. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Prior to our IPO, Barry J. Gordon and Arthur H. Goldberg advanced to us an aggregate of $100,000 to cover expenses related to the offering. The loans were repaid without interest from the proceeds of our IPO not placed in trust.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $8,000 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our founders, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested ‘‘independent’’ directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested ‘‘independent’’ directors (or, if there are no ‘‘independent’’ directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. While we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors or founders, we are not prohibited from entering into other related-party transactions.

Our board of directors is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The board of directors will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the board of directors with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

Currently, only Robert Sroka and Arthur H. Goldberg would be considered “independent” as that term is commonly used. In connection with a proposed business combination, we anticipate applying to have our securities listed on a national securities exchange. At that time, we will adhere to the rules of whatever exchange we seek to have our securities listed on.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Unit Purchase Option granted to Representative.*

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Barry J. Gordon.*

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc H. Klee.*

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Alan J. Loewenstein.*

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Sroka.*

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur H. Goldberg.*

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harvey Granat.*

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.8	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.9	Form of Administrative Services Agreement between the Registrant and American Fund Advisors, Inc.*

10.10	Promissory Note issued to Barry J. Gordon.*

10.11	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.12	Form of Subscription Agreements among the Registrant, Graubard Miller and each of Barry J. Gordon, Marc H. Klee, Alan J. Loewenstein, Robert Sroka, Arthur H. Goldberg and Harvey Granat.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-145278).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Rothstein, Kass & Company, P.C. acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2007, we paid our principal accountant $50,000 for the services they performed in connection with our Registration Statement on Form S-1 related to our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007, and $5,000 in connection with the review of our Quarterly Report on Form 10-QSB. The fee for the audit of the financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 is approximately $20,000. The aggregate of such fees is $75,000.

Audit-Related Fees

During 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

As we do not have an audit committee, the audit committee did not pre-approve any accounting-related or tax services. However, our board of directors has approved the services described above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March, 2008.

NORTH SHORE ACQUISITION CORP.

By:	/s/ Barry J. Gordon
Barry J. Gordon
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barry J. Gordon	Chairman of the Board and Chief Executive	March 20, 2008
Barry J. Gordon	Officer
(Principal Executive Officer)

/s/ Marc H. Klee	President, Chief Financial Officer, Secretary	March 20, 2008
Marc H. Klee	and Director
(Principal Accounting and Financial Officer)

/s/ Arthur H. Goldberg	Director	March 20, 2008
Arthur H. Goldberg

/s/ Robert Sroka	Director	March 20, 2008
Robert Sroka

North Shore Acquisition Corp.
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
North Shore Acquisition Corp.

We have audited the accompanying balance sheet of North Shore Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 26, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the period from June 26, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass & Company, P.C.
Roseland, New Jersey
March 20, 2008

North Shore Acquisition Corp.
(a corporation in the development stage)
BALANCE SHEET

December 31,
2007
ASSETS
Current assets:
Cash	$107,863
Prepaid expenses and other current assets	92,461

Total current assets	200,324

Other asset, cash held in Trust Fund (Note 1)	49,411,768

Total assets	$49,612,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Income taxes payable	$54,500
Accrued expenses	17,500
Accounts payable	15,740

Total current liabilities	87,740

Long-term liabilities
Deferred underwriters' fee	1,512,000
Commons stock, subject to possible redemption, 2,519,999 shares at redemption value	19,713,599

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 8,111,250 shares (which includes 2,519,999 subject to possible redemption)	811
Additional Paid in Capital	28,273,076
Retained earnings during the development stage	24,866

Total stockholders' equity	28,353,253

Total liabilities and stockholders' equity	$49,612,092

The accompanying notes are an integral part of the financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF OPERATIONS

Period from
26-Jun-07
(date of inception) to
31-Dec-07
Revenue	$—
Formation and operating expenses	49,529
Loss from operations	(49,529)
Other income, interest	128,895
Income before income tax expense	79,365
Income tax expense	54,500
Net income applicable to common stockholders	$24,866

Weighted average shares outstanding
Basic	2,644,583
Diluted	2,943,147

Net income per share, basic	$0.01
Net income per share, diluted	$0.01

The accompanying notes are an integral part of the financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period June 26, 2007 (date of inception) to December 31, 2007

				Retained
				Earnings
			Additional	accumulated
	Common	Stock	Paid-In	during the
	Shares	Amount	Capital	development stage	Total

Sale of 1,811,250 shares of common stock to initial stockholders on June 26, 2007	1,811,250	$181	$24,819	$—	$25,000
Sale of 6,300,000 units, net of underwriters' discount and offering expenses (includes 2,519,999 shares subject to possible redemption) on November 30, 2007	6,300,000	630	46,361,757	—	46,362,387
Proceeds subject to possible redemption of 2,519,999 shares	—		(19,713,599)	—	(19,713,599)
Proceeds from the public offering from sale of warrants to initial stockholders on November 30, 2007	—	—	1,600,000	—	1,600,000
Proceeds from the public offering from issuance of option on November 30, 2007	—	—	100	—	100
Net income for the period		—	—	24,866	24,866
Balance, December 31, 2007	8,111,250	$811	$28,273,077	$24,866	$28,353,253

The accompanying notes are an integral part of the financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS

For the period June 26, 2007 (date of inception) to December 31, 2007
Cash Flows from Operating Activities
Net income	$24,866
Adjustment to reconcile net income to net cash provided by operating activities
Increase in prepaid expenses and other current assets	(92,461)
Increase in income taxes payable	54,500
Increase in accrued expenses	17,500
Increase in accounts payable	15,740

Net cash provided by operating activities	20,145

Net cash used in Investing Activities

Change in cash held in Trust Fund	(49,411,768)

Cash Flows from Financing Activities
Gross proceeds of common stock public offering	50,400,000
Proceeds from notes payable, shareholder	100,000
Payment of notes payable, shareholder	(100,000)
Proceeds from the issuance of common stock to initial stockholders	25,000
Proceeds from sale of warrants to initial shareholders	1,600,000
Proceeds from issuance of option	100
Payment of costs of public offering	(2,525,614)

Net cash provided by financing activities	49,499,486

Net increase in cash	107,863
Cash at the beginning of the period	—

Cash at the end of the period	$107,863

Non cash financing activity:
Deferred underwriter's fee	$1,512,000

The accompanying notes are an integral part of the financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements

1.	Organization and Business Operations
North Shore Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check company whose objective is to acquire an operating business.

All activity from June 26, 2007 (inception) through December 31, 2007 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective November 30, 2007. The Company consummated the offering on December 7, 2007 and received net proceeds of approximately $47,883,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $47,684,000 of the net proceeds (not including the $1,600,000 investment by the Initial Stockholders - see Note 5) is being held in an interest-bearing trust account (“Trust Account”) including a portion of the underwriting discounts and commissions payable to the underwriters in this offering and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2(a)(7) promulgated under the Investment Company Act of 1940,until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers and directors have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements, as well as any amounts necessary to pay the Company’s tax obligations. At December 31, 2007, the Company earned $127,767 of interest on the Trust Account, which is included in the cash held in Trust Fund of the balance sheet.

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,811,250 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying December 31, 2007 balance sheet.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by November 30, 2009. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 3).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Development Stage Company

The Company complies with the reporting requirements of SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises."

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the accompanying balance sheet.

Basic and Diluted Earnings per Share

Earnings per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if warrants were to be exercised or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

The Company's statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 "Classification and Measurement of Redeemable Securities.” Basic and diluted net income per share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion by the weighted average number of shares subject to possible conversion. For the period from June 26, 2007 (date of inception) to December 31, 2007, no interest income was earned on common shares subject to conversion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits.

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”. SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Redeemable common stock

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 40% (2,519,999) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,519,999 shares have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The per share redemption price was approximately $7.82 at December 31, 2007.

3.	Initial Public Offering
On December 7, 2007, the Company sold 6,300,000 units (“Units”) in the Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant(s) (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of six months after the completion of a Business Combination or November 30, 2008 and expiring November 29, 2012.  The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Underwriters”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Proposed Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

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

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

4.	Note Payable, Stockholder
The Company issued a $75,000 unsecured promissory note to the Company’s Chairman of the Board and Chief Executive Officer on July 10, 2007, and a $25,000 unsecured promissory note to one of the Company’s Directors on August 20, 2007. The notes were non interest-bearing and were paid off prior to December 31, 2007.

5.	Income Taxes	The current tax provision is comprised of the following for the period from June 26, 2007 (inception) to December 31, 2007:

Federal	$20,500
State	34,000

$54,500

The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for expenditures. As a result a deferred tax asset of approximately $20,000 was established for the book loss recorded as well as a fully offsetting valuation allowance.

The reconciliation of the effective tax rate to the statutory tax rate due for the period from June 26, 2007 (inception) to December 31, 2007 is presented as follows:

Computed expected tax expense	34.0%
Less: Formation costs	61.9
Less: State taxes, net of federal benefit	(27.8)

Effective tax rate	68.1%

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

6.	Commitments
The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, President, and Vice President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $8,000 per month for such services commencing on the effective date of the Proposed Offering.

Pursuant to letter agreements with the Company and the Underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

All of the Initial Stockholders purchased 1,600,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $1,600,000) privately from the Company upon consummation of the Offering. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units being offered in the Proposed Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Initial Stockholders and holders of the Insider Warrants (or underlying securities) are entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying securities), as the case may be, pursuant to an agreement dated November 30, 2007. The holders of the majority of the founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

North Shore Acquisition Corp.
(a corporation in the development stage)
Notes to Financial Statements—(Continued)

7.	Basic and Diluted Earnings Per Share	The following is a reconciliation of the denominator of the basic and diluted earnings per share for the period from June 26, 2007 (inception) to December 31, 2007.

Weighted average number of common shares outstanding:	2,644,583
Dilutive potential common shares outstanding from warrants	298,564

Diluted weighted average shares	2,943,147

8.	Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

9.	Common Stock	At December 31, 2007, 8,740,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.