Form 10-Q
period 2008-03-31
North Shore Acquisition Corp.
filed 2008-05-13
CIK 1408166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52875

North Shore Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	26-0433980
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

175 Great Neck Road, Suite 204, Great Neck, New York 11021
(Address of Principal Executive Office)

(516) 487-0200
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 13, 2008, 7,941,249 shares of common stock, par value $.0001 per share, were issued and outstanding.

North Shore Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$236,127	$107,863
Prepaid expenses and other current assets	76,210	92,461

Total Current Assets	312,337	200,324

Other asset, cash held in Trust Fund (Note 1)	49,891,797	49,411,768

Total Assets	$50,204,134	$49,612,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income taxes payable	$134,000	$54,500
Accrued Expenses	12,580	17,500
Accounts Payable	5,519	15,740

Total Current Liabilities	152,099	87,740

Long-Term Liabilities
Deferred Underwriters' Fee	1,524,720	1,512,000

Commons stock, subject to possible redemption, 2,541,198 and 2,519,999 shares at redemption value	19,877,255	19,713,599

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value Authorized 20,000,000 shares Issued and outstanding 7,941,250 and 8,111,250 shares at March 31, 2008 and December 31, 2007, respectively (which includes 2,541,198 and 2,519,999 subject to possible redemptions)	794	811
Additional Paid in Capital	28,505,878	28,273,076
Income accumulated during the development stage	143,388	24,866

Total stockholders' equity	28,650,061	28,298,753

Total liabilities and stockholders' equity	$50,204,134	$49,612,092

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	Period from	Period from
	1-Jan-08	26-Jun-07
	to	(date of inception) to
	31-Mar-08	31-Mar-08
Revenue	$—	$—
Formation and operating expenses	64,571	114,101
Loss from operations	(64,571)	(114,101)
Other income, interest	322,088	450,983
Income before income tax expense	257,517	336,882
Income tax expense	138,994	193,494
Net income applicable to common stockholders	$118,523	$143,388

Weighted average shares outstanding
Basic	7,959,931	4,372,071
Diluted	10,294,346	5,332,311

Net income per share, basic	$0.01	$0.03
Net income per share, diluted	$0.01	$0.03

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Stockholders’ Equity

			Additional	Income accumulated
	Common Stock		Paid-In	during the
	Shares	Amount	Capital	development stage	Total
Sale of 1,811,250 shares of common stock to initial stockholders	1,811,250	$181	$24,819	$—	$25,000
Sale of 6,300,000 units, net of underwriters' discount and offering expenses (includes 2,519,999 shares subject to possible redemption)	6,300,000	630	46,361,757	—	46,362,387
Proceeds subject to possible redemption of 2,519,999 shares	—		(19,713,599)	—	(19,713,599)
Proceeds from sale of warrants to initial stockholders	—	—	1,600,000	—	1,600,000
Proceeds from issuance of option	—	—	100	—	100
Net income for the period		—	—	24,866	24,866
Balance, December 31, 2007	8,111,250	$811	$28,273,077	$24,866	$28,298,754
Sale of 53,000 units (includes 21,198 shares subject to possible redemption)	53,000	5	396,435		396,440
Proceeds subject to possible redemption of 21,198 shares	—	—	(163,656)		(163,656)
Forfeiture of shares of common stock by initial stockholders	(223,000)	(22)	22		—
Net income for the period		—	—	118,523	118,523
Balance, March 31, 2008	7,941,250	$794	$28,505,878	$143,389	$28,650,061

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

		For the period
	For the period	June 26, 2007
	January 1, 2008	(date of inception)
	to	to
	March 31, 2008	March 31, 2008
Cash Flows from Operating Activities
Net income	$118,523	$143,388
Adjustment to reconcile net income to net cash provided by operating activities
Increase in prepaid expenses and other current assets	16,251	(76,210)
Increase in accrued expenses	(4,920)	12,580
Increase in accounts payable	(10,221)	5,519
Increase in income taxes payable	79,500	134,000

Net cash provided by operating activities	199,133	219,277

Net cash used in Investing Activities

Cash held in Trust Fund	(480,029)	(49,891,797)

Cash Flows from Financing Activities
Gross proceeds of common stock public offering	424,000	50,824,000
Proceeds from notes payable, shareholder	—	100,000
Payment of notes payable, shareholder	—	(100,000)
Proceeds from the issuance of common stock to initial stockholders	—	25,000
Proceeds from sale of warrants to initial shareholders	—	1,600,000
Proceeds from issuance of option	—	100
Payment of costs of public offering	(14,840)	(2,540,453)

Net cash provided by financing activities	409,160	49,908,647

Net increase in cash	128,264	236,127
Cash at the beginning of the period	107,863	—

Cash at the end of the period	$236,127	$236,127

Supplemental disclosure of cash flow information
Cash paid during the period for:
Taxes	$72,494	$—

Non cash financing activity:
Deferred underwriter's fee	$12,720	$1,512,000

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

1.	Organization and Business Operations
North Shore Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check company whose objective is to acquire an operating business.

All activity from June 26, 2007 (inception) through March 31, 2008 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective November 30, 2007. The Company consummated the offering on December 7, 2007 and received net proceeds of approximately $47,883,000 (Note 3). On January 11, 2008 The Company received additional proceeds in the amount of approximately $409,000 reflecting sale of additional units reflecting the over-allotment. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $49,891,797 is being held in an interest-bearing trust account (“Trust Account”) including a portion of the underwriting discounts and commissions payable to the underwriters in this offering and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2(a)(7) promulgated under the Investment Company Act of 1940,until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. To date all of the assets have been invested in the Dreyfus Treasury Cash Management - Institutional Shares. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers and directors have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements, as well as any amounts necessary to pay the Company’s tax obligations. At March 31, 2008, the Company had earned $450,983 of interest on the Trust Account since inception, which is included in the cash held in Trust Fund of the balance sheet less $250,000 which has been used for federal and state tax payments and working capital.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,588,250 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2008 and December 31, 2007 balance sheets.

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

Development Stage Company

The Company complies with the reporting requirements of Statement of Financial Standard (“SFAS”) No. 7, "Accounting and Reporting by Development Stage Enterprises."

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

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

Income Taxes

The Company complies with the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), "Business Combinations”. SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141(R) is not permitted.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Redeemable common stock

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 40% (2,541,198) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,541,198 shares have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The per share redemption price was approximately $7.85 at March 31, 2008.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

3.	Initial Public Offering
On December 7, 2007, the Company sold 6,300,000 units (“Units”) in the Offering, and on January 11, 2008 the Company sold an additional 53,000 units. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and one Redeemable Common Stock Purchase Warrant(s) (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of six months after the completion of a Business Combination or November 30, 2008 and expiring November 29, 2012.  The Warrants will be redeemable, at the Company’s option, with the prior consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Underwriters”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Proposed Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

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
The Company issued a $75,000 unsecured promissory note to the Company’s Chairman of the Board and Chief Executive Officer on July 10, 2007, and a $25,000 unsecured promissory note to one of the Company’s Directors on August 20, 2007. The notes are non interest-bearing and will be paid following the consummation of the Offering from the net proceeds of such Offering. These notes were paid off prior to December 31, 2007.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

5.	Fair Value Measurements
Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS No. 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$236,127	$236,127	$—	$—
Cash and cash equivalents held in trust	49,891,797	49,891,797	—	—
Total	$50,127,924	$50,127,924	$—	$—

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

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

Notes to Unaudited Condensed Financial Statement

7.	Basic and Diluted Earnings Per Share
The following is a reconciliation of the denominator of the basic and diluted earnings per share for the period from January 1, 2008 to March 31, 2008 and for the period from June 26, 2007 (inception) to March 31, 2008.

	January 1, 2008 to March 31, 2008	June 26, 2007 (inception) to March 31, 2008
Weighted average number of common shares outstanding:	7,959,931	4,372,071
Dilutive potential common shares outstanding from warrants	2,334,415	960,239
Diluted weighted average shares	10,294,346	5,332,311

8.	Preferred Stock
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

9.	Common Stock	At March 31, 2008 8,373,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We were formed on June 26, 2007 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the three months ended March 31, 2008, we had a net income of $118,523 derived from interest income of $322,088 offset by $64,571 for formation and for operating expenses and $138,994 for taxes.

For the period from June 26, 2007 (inception) to March 31, 2008, we had a net income of $143,388 derived from interest income of $450,983 offset by $114,101 for formation and operating expenses and $193,494 for taxes.

Financial Condition and Liquidity

We consummated our initial public offering on December 7, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $50,824,000. We paid a total of $2,525,614 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and the private sale) were $49,883,546, of which $49,693,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We intend to use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 30, 2009, assuming that a business combination is not consummated during that time.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief operating officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2007, we closed our initial public offering of 6,300,000 units with each unit consisting of one share of common stock and one warrant, each to purchase one share of common stock at an exercise price of $5.00 per share. On January 24, 2008, we consummated the closing of an additional 53,000 units which were subject to the over-allotment option. The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $50,824,000. EarlyBirdCapital, Inc. acted as representative of the underwriters. The securities sold in the initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145278). The Securities and Exchange Commission declared the registration statement effective on November 30, 2007.

We paid a total of $2,525,614 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $48,283,546, of which $48,093,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $49,693,160 held in trust (or approximately $7.82 per share sold in the offering). The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $448,637 in interest through March 31, 2008.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 – Section 302 Certification by CEO

31.2 – Section 906 Certification by CFO

32.1 – Section 302 Certification by CEO

32.2 – Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE ACQUISITION CORP.

Dated: May 13, 2008
/s/ Barry J. Gordon
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc H. Klee
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)