Form 10-Q
period 2008-06-30
North Shore Acquisition Corp.
filed 2008-08-13
CIK 1408166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒ No ☐

As of August 13, 2008, 7,941,250 shares of common stock, par value $.0001 per share, were issued and outstanding.

North Shore Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$192,751	$107,863
Prepaid expenses and other current assets	94,959	92,461

Total Current Assets	287,710	200,324

Other asset, cash held in Trust Fund (Note 1)	49,852,035	49,411,768

Total Assets	$50,139,745	$49,612,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income taxes payable	$—	$54,500
Accrued Expenses	14,657	17,500
Accounts Payable	5,519	15,740

Total Current Liabilities	20,176	87,740

Long-Term Liabilities
Deferred Underwriters' Fee	1,524,720	1,512,000

Commons stock, subject to possible redemption,
2,541,198 and 2,519,999 shares at redemption value	19,877,255	19,713,599

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 7,941,250 and 8,111,250 shares at June 30, 2008 and December 31, 2007, respectively (which includes 2,541,198 and 2,519,999 subject to possible redemptions)	794	811
Additional Paid in Capital	28,505,878	28,273,076
Income accumulated during the development stage	210,922	24,866

Total stockholders' equity	28,717,594	28,298,754

Total liabilities and stockholders' equity	$50,139,745	$49,612,092

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	Period from April, 1 2008 to	Period from June 26, 2007 (date of inception) to	Period from January 1, 2008 to	Period from June 26, 2007 (date of inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2008
Revenue	$—	$—	$—	$—
Formation and operating expenses	59,609	2,500	124,180	173,709
Loss from operations	(59,609)	(2,500)	(124,180)	(173,709)
Other income, interest	211,736	—	533,824	662,718
Income before income tax expense	152,127	(2,500)	409,644	489,009
Income tax expense	84,593	—	223,587	278,087
Net income applicable to common stockholders	$67,534	$(2,500)	$187,057	$210,922

Weighted average shares outstanding
Basic	7,941,250	1,811,250	7,950,591	5,247,530
Diluted	10,342,780	1,811,250	10,318,742	6,556,928

Net income per share, basic	$0.01	$(0.00)	$0.02	$0.04
Net income per share, diluted	$0.01	$(0.00)	$0.02	$0.03

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Income accumulated during the development stage	Total

Sale of 1,811,250 shares of common stock to initial stockholders	1,811,250	$181	$24,819	$—	$25,000

Sale of 6,300,000 units, net of underwriters' discount and offering expenses (includes 2,519,999 shares subject to possible redemption)	6,300,000	630	46,361,757	—	46,362,387

Proceeds subject to possible redemption of 2,519,999 shares	—		(19,713,599)	—	(19,713,599)

Proceeds from sale of warrants to initial stockholders	—	—	1,600,000	—	1,600,000

Proceeds from issuance of option	—	—	100	—	100

Net income for the period		—	—	24,865	24,865

Balance, December 31, 2007	8,111,250	$811	$28,273,077	$24,865	$28,298,753

Sale of 53,000 units (includes 21,199 shares subject to possible redemption)	53,000	5	396,435		396,440

Proceeds subject to possible redemption of 21,199 shares	—	—	(163,656)		(163,656)

Forfeiture of shares of common stock by initial stockholders	(223,000)	(22)	22		—

Net income for the period		—	—	186,057	187,057

Balance, June 30, 2008	7,941,250	$794	$28,505,878	$210,922	$28,717,594

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the period	For the period from	For the period from
	from	July 26, 2007	June 26, 2007
	January 1, 2008	(date of inception)	(date of inception)
	to	to	to
	June 30, 2008	June 30, 2007	June 30, 2008
Cash Flows from Operating Activities
Net income	$186,057	$(2,500)	$210,922
Adjustment to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,498)	—	(94,959)
Income taxes payable	(54,500)	—	—
Accrued expenses	(2,844)	2,500	14,656
Accounts payable	(10,220)	—	5,520

Net cash provided by operating activities	115,995	—	136,139

Net cash used in Investing Activities

Cash held in Trust Fund	(440,267)	—	(49,852,035)

Cash Flows from Financing Activities
Gross proceeds of common stock public offering	424,000	—	50,824,000
Proceeds from notes payable, shareholder	—	37,500	100,000
Payment of notes payable, shareholder	—	—	(100,000)
Proceeds from the issuance of common stock to initial stockholders	—	—	25,000
Proceeds from sale of warrants to initial shareholders	—	—	1,600,000
Proceeds from issuance of option	—	—	100
Payment of costs of public offering	(14,840)	(37,500)	(2,540,453)

Net cash provided by financing activities	409,160	—	49,908,647

Net increase in cash and cash equivalents	84,888	—	192,751
Cash and cash equivalents at the beginning of the period	107,863	—	—

Cash and cash equivalents at the end of the period	$192,751	$—	$192,751

Supplemental disclosure of cash flow information
Cash paid during the period for:
Taxes	$313,087	$—	$—

Non cash financing activity:
Deferred underwriter's fee	$12,720	$—	$1,524,720

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

1.	Organization and Business Operations
North Shore Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check company whose objective is to acquire an operating business.

All activity from June 26, 2007 (inception) through June 30, 2008 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective November 30, 2007. The Company consummated the offering on December 7, 2007 and received net proceeds of approximately $47,883,000 (Note 3). On January 11, 2008 The Company received additional gross proceeds in the amount of approximately $424,000 reflecting sale of additional units reflecting the over-allotment. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $49,852,035 is being held in an interest-bearing trust account (“Trust Account”) including a portion of the underwriting discounts and commissions payable to the underwriters in this offering and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2(a)(7) promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. To date all of the assets have been invested in the Dreyfus Treasury Cash Management - Institutional Shares. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers and directors have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements, as well as any amounts necessary to pay the Company’s tax obligations. At June 30, 2008, the Company had earned $531,108 of interest on the Trust Account since inception, which is included in the cash held in Trust Fund of the balance sheet less $500,000 which has been used for federal and state tax payments and working capital.

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

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2008 and December 31, 2007 balance sheet.

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

Cash and Cash equivalents

The Company considers money market funds to be cash equivalents.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), "Business Combinations”. SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141(R) is not permitted. We are currently evaluating the impact of applying the provisions of SFAS No. 141(R) on our financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Redeemable common stock

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 40% (2,541,198) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,541,198 shares have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The per share redemption price was approximately $7.82 at June 30, 2008.

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

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

4.	Fair Value Measurements
Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS No. 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial Assets at Fair Value as of June 30, 2008

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Cash equivalents	$192,751	$192,751	$—	$—
Cash held in trust	49,852,035	49,852,035	—	—

Total	$50,044,786	$50,044,786	$—	$—

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

5.	Commitments
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

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

6.	Basic and Diluted Earnings Per Share
The following is a reconciliation of the denominator of the basic and diluted earnings per share for the period from January 1, 2008 to June 30, 2008 and for the period from June 26, 2007 (inception) to June 30, 2008.

	Period from April 1, 2008 to June 30, 2008	January 1, 2008 to June 30, 2008	June 26, 2007 (inception) to June 30, 2008
Weighted average number of common shares outstanding:	7,941,250	7,950,591	5,247,530
Dilutive potential common shares outstanding from warrants	2,401,530	2,368,151	1,309,398

Diluted weighted average shares	10,342,780	10,318,742	6,556,928

7.	Preferred Stock
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

8.	Common Stock	At June 30, 2008 8,373,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

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

Results of Operations

For the three months ended June 30, 2008, we had a net income of $67,534 derived from interest income of $211,736 offset by $144,202 for expenses and taxes.

For the six months ended June 30, 2008, we had a net income of $186,057 derived from interest income of $533,824 offset by $347,767 for expenses and taxes.

For the period from June 26, 2007 (inception) to June 30, 2007, we had a net loss of $2,500 derived from accrued expenses.

For the period from June 26, 2007 (inception) to June 30, 2008, we had a net income of $210,922 derived from interest income of $662,718 offset by $451,796 for expenses and taxes.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $2,525,614 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $48,283,546, of which $48,093,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $49,693,160 held in trust (or approximately $7.82 per share sold in the offering). The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $531,108 in interest through June 30, 2008.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 - Section 302 Certification by CEO

31.2 - Section 906 Certification by CFO

32.1 - Section 302 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SHORE ACQUISITION CORP.

Dated: August 13, 2008
/s/ Barry J. Gordon
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Marc H. Klee
President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)