Form 10-Q
period 2008-09-30
North Shore Acquisition Corp.
filed 2008-11-05
CIK 1408166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, 7,941,250 shares of common stock, par value $.0001 per share, were issued and outstanding.

North Shore Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheet

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$349,984	$107,863
Prepaid expenses and other current assets	78,708	92,461

Total Current Assets	428,692	200,324

Other asset, cash and cash equivalents held in Trust Fund (Note 1)	49,800,020	49,411,768

Total Assets	$50,228,712	$49,612,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income taxes payable	$20,000	$54,500
Accrued Expenses	26,664	17,500
Accounts Payable	5,519	15,740

Total Current Liabilities	52,183	87,740

Long-Term Liabilities
Deferred Underwriters' Fee	1,524,720	1,512,000

Commons stock, subject to possible redemption, 2,541,198 and 2,519,999 shares at redemption value, approximately$7.84 per share	19,877,255	19,713,599

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 7,941,250 and 8,111,250 shares at September 30, 2008 and December 31, 2007, respectively (which includes 2,541,198 and 2,519,999 subject to possible redemptions)	794	811
Additional Paid in Capital	28,505,877	28,273,077
Income accumulated during the development stage	267,883	24,866

Total stockholders' equity	28,774,554	28,298,754

Total liabilities and stockholders' equity	$50,228,712	$49,612,092

See notes to condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	Period from	Period from	Period from	Period from
	July 1, 2008	June 26, 2007	January 1, 2008	June 26, 2007
	to	(date of inception) to	to	(date of inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2008
Revenue	$—	$—	$—	$—
Formation and operating expenses	57,128	2,650	181,308	230,836
Loss from operations	(57,128)	(2,650)	(181,308)	(230,836)
Other income, interest	199,337	223	733,161	862,055
Income before income tax expense	142,209	(2,427)	551,853	631,219
Income tax expense	85,249	-	308,836	363,336
Net income applicable to common stockholders	$56,960	$(2,427)	$243,017	$267,883

Weighted average shares outstanding
Basic	7,941,250	1,811,250	7,947,454	5,782,783
Diluted	10,371,333	1,811,250	10,336,546	7,315,007

Income per share, basic	$0.01	$(0.00)	$0.03	$0.05
Income per share, diluted	$0.01	$(0.00)	$0.02	$0.04

See notes to condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statement of Stockholders’ Equity

				Income
			Additional	accumulated
	Common Stock		Paid-In	during the
	Shares	Amount	Capital	development stage	Total

Sale of 1,811,250 shares of common stock to initial stockholders	1,811,250	$181	$24,819	$—	$25,000
Sale of 6,300,000 units, net of underwriters' discount and offering expenses (includes 2,519,999 shares subject to possible redemption)	6,300,000	630	46,361,757	—	46,362,387
Proceeds subject to possible redemption of 2,519,999 shares	—		(19,713,599)	—	(19,713,599)
Proceeds from sale of warrants to initial stockholders	—	—	1,600,000	—	1,600,000
Proceeds from issuance of option	—	—	100	—	100
Net income for the period		—	—	24,866	24,866
Balance, December 31, 2007	8,111,250	$811	$28,273,077	$24,866	$28,298,754
Sale of 53,000 units (includes 21,198 shares subject to possible redemption)	53,000	5	396,435		396,440
Proceeds subject to possible redemption of 21,199 shares	—	—	(163,657)		(163,657)
Forfeiture of shares of common stock by initial stockholders	(223,000)	(22)	22		—
Net income for the period		—	—	243,017	243,017
Balance, September 30, 2008 (unaudited)	7,941,250	$794	$28,505,877	$267,883	$28,774,554

See notes to condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statement of Cash Flows

		For the period	For the period
	For the period	June 26, 2007	June 26, 2007
	from	from	from
	January 1, 2008	(date of inception)	(date of inception)
	to	to	to
	September 30, 2008	September 30, 2007	September 30, 2008
Cash Flows from Operating Activities
Net income	$243,017	$(2,427)	$267,883
Adjustment to reconcile net income to net cash provided by operating activities
Prepaid expenses and other current assets	13,753	—	(78,707)
Income taxes payable	20,000	—	20,000
Accrued expenses	9,164	2,500	26,664
Accounts payable	(64,721)	—	5,519

Net cash provided by operating activities	221,213	73	241,358

Net cash used in Investing Activities

Change in restricted cash and cash equivalents held in Trust Fund	(388,252)	—	(49,800,021)

Cash Flows from Financing Activities
Gross proceeds of common stock public offering	424,000	—	50,824,000
Proceeds from notes payable, shareholder	—	100,000	100,000
Payment of notes payable, shareholder	—	—	(100,000)
Proceeds from the issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from sale of warrants to initial shareholders	—	—	1,600,000
Proceeds from issuance of option	—	—	100
Payment of costs of public offering	(14,840)	(112,331)	(2,540,453)

Net cash provided by financing activities	409,160	12,669	49,908,647

Net increase in cash and cash equivalents	242,121	12,742	349,984
Cash and cash equivalents at the beginning of the period	107,863	—	—

Cash and cash equivalents at the end of the period	$349,984	$12,742	$349,984

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income Taxes	$378,336	$—	$378,336

Non cash financing activity:
Deferred underwriter's fee	$12,720	$52,500	$1,524,720

See notes to condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

1.	Organization and Business Operations
North Shore Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check company whose objective is to acquire an operating business.

All activity from June 26, 2007 (inception) through September 30, 2008 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective November 30, 2007. The Company consummated the offering on December 7, 2007 and received net proceeds of approximately $47,883,000 (Note 3). On January 11, 2008 the Company received additional gross proceeds in the amount of approximately $424,000 from the sale of additional units reflecting the underwriters’ over-allotment. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $49,800,020 is being held in an interest-bearing trust account (“Trust Account”) including a portion of the underwriting discounts and commissions payable to the underwriters in this offering and invested only in United States “government debt securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2(a)(7) promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. To date all of the assets have been invested in the Dreyfus Treasury Cash Management – Institutional Shares. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers and directors have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements, as well as any amounts necessary to pay the Company’s tax obligations. At September 30, 2008, the Company had earned $729,093 of interest on the Trust Account since inception, which is included in the cash held in Trust Fund less $750,000 which has been used for federal and state tax payments and working capital.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2008 and December 31, 2007 balance sheets.

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

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statement

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the accounting and disclosure rules and regulations for interim financial statements of the SEC.

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

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the accompanying balance sheets.

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

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

Redeemable common stock

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 40% (2,541,198) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,541,198 shares have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The per share redemption price was approximately $7.84 at September 30, 2008.

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
Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS No. 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial Assets at Fair Value as of September 30, 2008

		Quoted Prices in	Significant Other	Significant
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$349,984	$349,984	$—	$—
Cash and cash equivalents held in trust	49,800,020	49,800,020	—	—

Total	$50,150,004	$50,150,004	$—	$—

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
The following is a reconciliation of the denominator of the basic and diluted earnings per share for the period from January 1, 2008 to September 30, 2008, July 1, 2008 to September 30, 2008 and for the period from June 26, 2007 (inception) to September 30, 2008.

	July 1, 2008 to September 30, 2008	January 1, 2008 to September 30, 2008	June 26, 2007 (inception) to September 30, 2008
Weighted average number of common shares outstanding:	7,941,250	7,947,454	5,782,783
Dilutive potential common shares outstanding from warrants	2,430,083	2,389,092	1,532,224

Diluted weighted average shares	10,371,333	10,336,546	7,315,007

7.	Preferred Stock
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

8.	Common Stock	At September 30, 2008 8,373,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

Results of Operations

For the three months ended September 30, 2008, we had a net income of $56,960 derived from interest income of $199,337 offset by $142,377 for expenses and taxes.

For the nine months ended September 30, 2008, we had a net income of $243,017 derived from interest income of $733,161 offset by $490,144 for expenses and taxes.

For the period from June 26, 2007 (inception) to September 30, 2007, we had a net loss of $2,427 derived from interest income of $223 offset by $2,650 for expenses and taxes.

For the period from June 26, 2007 (inception) to September 30, 2008, we had a net income of $267,883 derived from interest income of $862,055 offset by $594,172 for expenses and taxes.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering have been placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee. As of September 30, 2008, the balance of the trust account was $49,800,020. The proceeds held in trust may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other money-market instruments. As of September 30, 2008, the effective annualized interest rate payable on our investment was approximately 1.70%. Assuming no other changes to our holdings as of September 30, 2008, a 1% decrease in the underlying interest rate payable on our investment as of September 30, 2008 would result in a decrease of approximately $124,500 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

We paid a total of $2,525,614 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $48,283,546, of which $48,093,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $49,693,160 held in trust (or approximately $7.82 per share sold in the offering). The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $729,093 in interest through September 30, 2008.

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

Dated: November 5, 2008
/s/ Barry J. Gordon
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc H. Klee
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)