Form 10-K
period 2008-12-31
North Shore Acquisition Corp.
filed 2009-03-11
CIK 1408166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 000-52875

NORTH SHORE ACQUISITION CORP.
(Name of Registrant as Specified in Its Charter)

Delaware	26-0433980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

175 Great Neck Road, Suite 204, Great Neck, New York	11021
(Address of Principal Executive Offices)	(Zip Code)

(516) 487-0200
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $46,376,900.

As March 10, 2009, there were 7,941,250 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

NORTH SHORE ACQUISITION CORP.
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.	BUSINESS.

Background

North Shore Acquisition Corp. is a blank check company organized under the laws of the State of Delaware on June 26, 2007. We were formed with the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business are not be limited to a particular industry.

On December 7, 2007, we closed our initial public offering of 6,300,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $5.00 per share (“IPO”). Simultaneously with the consummation of the IPO, we consummated the private sale of 1,600,000 warrants (“insider warrants”) at a price of $1.00 per insider warrant, generating total proceeds of $1,600,000. On January 24, 2008, we consummated the closing of an additional 53,000 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $50,824,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and the private sale of the insider warrants) were $49,883,546, of which $49,693,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, we may draw for use of working capital up to $1,000,000 of interest earned on the trust account, as well as any amounts necessary to pay our tax obligations. Through December 31, 2008, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and we have drawn interest income in the amount of $423,546 and $326,454 for our tax obligations and working capital, respectively. The net proceeds of $49,693,160 initially deposited into the trust account remain in the trust account and, through December 31, 2008, have earned $140,630 in interest that has not been released to us as described above, for a total of $49,833,790 (or approximately $7.84 per share sold in the offering) held in trust.

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

Selection of a target business and structuring of a business combination

We believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates available. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions to assist us in our search for a business combination and in our determination of whether or not to proceed with a business combination, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of such fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although it is possible that we may pay such fees in the case of an uncompleted transaction, we consider this possibility to be remote. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

If we determine to enter into a business combination with a target business that is affiliated with our founders or an entity that is either a portfolio company of, or has otherwise received a financial investment from, an investment banking firm (or an affiliate thereof) that is affiliated with our founders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Additionally, we will evaluate whether the terms of any such transaction are similar to those that we could have received from an unaffiliated third party and will disclose our conclusions in the proxy solicitation materials we send to stockholders in connection with such transaction.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. We are also required to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we would cease negotiations with such target business.

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

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (meaning not less than 50% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of such business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow, book value and/or the price for which comparable businesses have recently been sold). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Such an opinion would be included in the proxy solicitation materials we will furnish to our stockholders in connection with seeking stockholder approval of the proposed business combination. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

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

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the public stockholders (but not any of our founders to the extent they hold IPO shares) the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to more than 10% of the IPO shares. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of stock before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their stock at a significant premium to the then current market price. By limiting a stockholder’s ability to convert only 10% of the IPO shares, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO shares. As of December 31, 2008, the per-share conversion price would have been approximately $7.84.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds then held in the trust fund, the per-share liquidation price as of December 31, 2008 would have been approximately $7.84. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our officers and directors have personally agreed that if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account. We have questioned such individuals on their financial net worth and reviewed their financial information and believe they will be able to satisfy any indemnification obligations that may arise.

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

•
our obligation to convert into cash shares of common stock held by our public shareholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

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

ITEM 1A.	RISK FACTORS.

Risks Associated with Our Business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

If the funds available to us are insufficient to allow us to operate until November 30, 2009, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that is available to us, will be sufficient to allow us to operate until November 30, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping around” for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes up to $1,000,000 of the interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders will be less than $7.84 per share.

As of December 31, 2008, the per-share liquidation price of the funds held in trust was $7.84. Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of holders of IPO Shares, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of holders of IPO Shares. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our officers and directors have jointly and severally agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Therefore, we cannot assure you that the per-share distribution from the trust fund, if we liquidate, will not be less than $7.84, plus interest then held in the trust fund, due to such claims.

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

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants, thereby potentially limiting the value of the warrants.

No public warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to become listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the public warrants may be deprived of any value, the market for such warrants may be limited and the holders of such warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of such warrants reside.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. As a result, our business following a business combination may be harmed and our stock price may be adversely affected. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

We may issue shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are currently 3,265,750 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants and the unit purchase option granted to EarlyBirdCapital, the representative of the underwriters) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment at this time, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

All of our officers and directors own founders’ shares and insider warrants. These securities will not participate in liquidation distributions. Therefore, our officers and directors may present a particular target business to us that otherwise would not be attractive so as to avoid having their securities become worthless.

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

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

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

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. The current global credit crisis is making it difficult, if not impossible, for companies to obtain financing for acquisitions and operational growth. There is no indication when this credit crisis will abate. Accordingly, we cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

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

Our outstanding warrants and option may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 6,353,000 shares of common stock as part of the units sold in our IPO (including the over-allotment option) and insider warrants to purchase 1,600,000 shares of common stock. We also issued an option to purchase 420,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 420,000 shares of common stock and 420,000 warrants to purchase shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis, if exercised, would cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

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

If our founders or the purchasers of the insider units exercise their registration rights with respect to their founder shares or insider warrants and underlying securities, it may have an adverse effect on the market price of our shares of common stock and warrants and the existence of these rights may make it more difficult to effect a business combination.

Our founders are entitled to demand that we register the resale of their founders’ shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the purchasers of the insider warrants are entitled to demand that we register the resale of these securities (and the underlying securities) at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 1,588,250 shares of common stock and 1,600,000 warrants (plus an additional 1,600,000 shares of common stock underlying such warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We maintain our principal executive offices at 175 Great Neck Road, Suite 204, Great Neck, New York 11201-3313. The cost for this space is included in the $8,000 per-month fee American Fund Advisors, Inc. (“American Fund Advisors”), an affiliate of our officers, charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by American Fund Advisors is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2009:
First Quarter*	7.40	7.00	7.50	7.14	0.05	0.03
2008:
Fourth Quarter	7.40	6.90	7.22	6.56	0.30	0.05
Third Quarter	7.80	7.40	7.42	7.16	0.52	0.25
Second Quarter	7.74	7.35	7.35	7.06	0.50	0.35
First Quarter	7.89	7.55	7.10	6.98	0.86	0.46
2007:
Fourth Quarter	7.90	7.80	7.15	7.02	0.90	0.75

* Through March 10, 2009.

Holders

As of March 10, 2009, there was 1 holder of record of our units, 7 holders of record of our common stock and 7 holders of record of our warrants.

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

Recent Sales of Unregistered Securities and Use of Proceeds

In June 2007, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Barry J. Gordon	369,000
Marc H. Klee	287,000
Robert Sroka	162,500
Arthur H. Goldberg	162,500

Stockholders	Number of Shares
Harvey Granat	162,500
Alan J. Loewenstein	106,500

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to accredited investors. The shares issued to the individuals above were sold at a purchase price of approximately $0.02 per share (an aggregate of $25,000).

Effective September 18, 2007 and November 30, 2007, our board of directors authorized a stock dividend of 0.38 and 0.05 shares of common stock, respectively, for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.01 per share. In January 2008, because only a portion of the underwriters’ over-allotment option from our IPO was exercised, an aggregate of 223,000 founders’ shares were canceled to maintain our founders’ aggregate ownership in our common stock at 20%.

Simultaneously with the consummation of the IPO, we consummated the private sale of 1,600,000 insider warrants at a price of $1.00 per insider warrant, generating total proceeds of $1,600,000. Each insider warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share, commencing six months after our completion of a business combination and expiring on November 29, 2012. The insider warrants were purchased by Barry J. Gordon, Marc H. Klee, Alan J. Loewenstein, Robert Sroka, Arthur H. Goldberg and Harvey Granat.

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

We paid a total of $2,525,614 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $48,283,546, of which $48,093,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $49,693,160 initially held in trust. The net proceeds deposited into the trust account remain on deposit in the trust account and, through December 31, 2008, have earned $140,630 in interest that has not been released to us, for a total of $49,833,790 (or approximately $7.84 per share sold in the offering) held in trust. We have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and have drawn $423,546 of interest income to pay our tax obligations and $326,454 of the $1,000,000 of interest income available to us to fund our working capital requirements.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For the fiscal year ended December 31, 2008, we had net income of $94,088 derived from interest income of $768,505, offset by $383,146 of general, selling and administrative expenses and $291,271 of provisions for income tax.  Included in the expenses were professional fees, due diligence expenditures related to investigating potential business combination partners and a monthly fee for general and administrative services provided to us.

For the period from June 26, 2007 (inception) to December 31, 2007, we had net income of $24,866 derived from interest income of $128,895, offset by $67,029 for travel and other expenses.

We consummated our initial public offering of 6,300,000 units on December 7, 2007. Simultaneously, our founders purchased 1,600,000 insider warrants for $1.00 per warrant. On January 24, 2008, we consummated the sale of an additional 53,000 units that were subject to our underwriter’s over-allotment option. Gross proceeds from our IPO (including from our private placement of the insider warrants) were $52,424,000. We paid a total of $2,540,454 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $48,283,546, of which $48,093,160 was deposited into the trust account. In addition, all of the proceeds from the private sale of the units and warrants were deposited into the trust fund, for a total of $49,693,160 initially held in trust. The remaining proceeds of $190,386 became available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. In addition, we are also able to have released to us interest income on the proceeds held in the trust fund (i) up to $1,000,000 to fund our working capital requirements and (ii) any amounts necessary to pay our tax obligations. Through December 31, 2008, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses, and we have had released to us interest income in the amount of $423,546 and $326,454 for our tax obligations and working capital, respectively. The net proceeds of $49,693,160 deposited into the trust account remain in the trust account and, through December 31, 2008, have earned $140,630 in interest that has not been released to us as described above, for a total of $49,833,790 (or approximately $7.84 per share sold in the offering) held in trust.

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

Commencing on November 30, 2007 and ending upon the acquisition of a target business or our liquidation, we began incurring a fee from American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, a monthly fee of $8,000 for general and administrative services, or an aggregate of $104,000 through December 31, 2008. Additionally, Barry J. Gordon and Arthur H. Goldberg advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This loan was repaid following our initial public offering from the proceeds of the offering.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 2 to the financial statements for more information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Based on his evaluation as of December 31, 2008, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of the Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  Procedures which are followed by us include a requirement for two signatures on all checks, and two independent calculations of cash in Trust and other accounts.   Based on our evaluation under the criteria established by this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

For the three month period ending December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Barry J. Gordon	63	Chairman of the Board and Chief Executive Officer
Marc H. Klee	54	President, Chief Financial Officer, Secretary and Director
Alan J. Loewenstein	52	Vice President
Robert Sroka	59	Director
Arthur H. Goldberg	66	Director

Barry J. Gordon has been our chairman of the board and chief executive officer since our inception. Mr. Gordon has been the chairman of the board of Avantair, Inc. (“Avantair,” formerly known as Ardent Acquisition Corporation) since its inception. Ardent Acquisition Corporation was a blank check company formed on November 22, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. In February 2007, Ardent Acquisition Corporation acquired Avantair. Avantair is engaged in the sale and management of fractional ownerships of professionally piloted aircraft for personal and business use. Mr. Gordon served as executive vice president of American Fund Advisors from September 1978 until December 1980, as its president from December 1980 until May 1987 and has been its chairman of the board since May 1987. American Fund Advisors is a private money management firm that manages money for high net worth individuals, pension and profit sharing plans. Mr. Gordon has been a director of American Fund Advisors since December 1980. From December 1991 to March 2005, he was the president, and from December 1991 to December 1993, he was a director, of the John Hancock Technology Series, Inc., an investment company. Since September 1999, Mr. Gordon has been president, chief executive officer and a director of BlueStone AFA Management, LLC, the general partner of the AFA Private Equity Fund 1, (formerly BlueStone AFA Fund), a venture capital fund providing equity capital for public and private companies primarily in the technology sector, and since January 2000, has been a director of the AFA Private Equity Fund 1. Mr. Gordon was also chairman of the board and chief executive officer of the New Jersey Cardinals, a Class A affiliate of the St. Louis Cardinals, from February 1990 until April 2006 and the Norwich Navigators, a Class AA affiliate of the San Francisco Giants, from March 1991 until April 2005. He has also served as a director of Winfield Capital Corp., an Over The Counter Bulletin Board listed small business investment company, from October 1995 until October 2005. Mr. Gordon was also the 1992 Entrepreneur of the Year for Long Island in financial services. Mr. Gordon received a B.B.A. from the University of Miami and an M.B.A. from Hofstra University

Marc H. Klee has been our president, chief financial officer, secretary and a member of our board of directors since our inception. Mr. Klee was the vice president of American Fund Advisors from January 1981 until May 1984, its senior vice president from May 1984 until March 2000 and has been its executive vice president since March 2000. He has also been a director of American Fund Advisors since May 1984. From November 2004 until February 2007, Mr. Klee was the president, chief financial officer, secretary and a member of the board of directors of Ardent Acquisition Corporation. Mr. Klee was the vice president of the John Hancock Technology Series, Inc. from May 1981 until May 1987 and was co-portfolio manager of the John Hancock Technology Fund from January 1983 to March 2005. Since September 1999, Mr. Klee has been secretary and a director of BlueStone AFA Management, LLC and since January 2000, has been a director of the AFA Private Equity Fund 1. Mr. Klee was also the president of the New Jersey Cardinals from February 1990 until April 2006 and vice president of the Norwich Navigators from March 1991 until April 2005. Mr. Klee received a B.A. from the State University of New York at Stony Brook (Phi Beta Kappa), an M.B.A. from the Wharton School of Business at the University of Pennsylvania and is a chartered financial analyst.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In December 2007, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to North Shore Acquisition Corp., 175 Great Neck Road, Suite 204, Great Neck, New York 11201-3313.

Audit Committee

We do not currently have, nor are we required to have, a standing audit committee and, accordingly, the board of directors performs the functions that an audit committee would ordinarily perform. The board of directors determined that, as of December 31, 2008, its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. We have determined that due to our inadequate financial resources at this time, we are not in a position to hire such an expert. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. As such, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominations to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.	EXECUTIVE COMPENSATION.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 10, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Holder (1)	Amount of Beneficial Ownership		Percentage of Outstanding Common Stock
Israel A. Englander	858,000	(2)	10.8%
HBK Investments L.P.	785,000	(3)	9.9%
The Baupost Group, L.L.C.	675,000	(4)	8.5%
Polar Securities Inc.	579,000	(5)	7.3%
Azimuth Opportunity, Ltd.	417,950	(6)	5.3%
Barry J. Gordon	468,851	(7)	5.9%
Marc H. Klee	364,662	(8)	4.6%
Robert Sroka	206,472	(9)	2.6%
Arthur H. Goldberg	206,472	(9)	2.6%
Alan J. Loewenstein	135,320	(10)	1.7%
All directors and executive officers as a group (five individuals)	1,381,777	(11)	17.4%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 175 Great Neck Road, Suite 204, Great Neck, New York 11201-3313.

(2)
Represents 858,000 shares of common stock held by Integrated Core Strategies (US) LLC (“ICS”). 176,000 of such shares are included in units. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. This amount does not include 176,000 warrants included in the units held by ICS and 119,500 warrants held by ICS that are not included in units, which are not exercisable and will not become exercisable within 60 days. Mr. Englander is the managing member of Millenium Management LLC (“MM”); MM is the general partner of Integrated Holding Group LP (“IHG”); and IHG is the managing member of ICS. As a result, each may be deemed to have shared voting control and investment discretion over the securities. The business address of Mr. Englander and each of the entities is 666 Fifth Avenue, New York, New York 10103. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on December 17, 2007, as amended on November 10, 2008.

(3)
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

(5)
Represents shares of common stock held by North Pole Capital Master Fund (“North Pole”) and certain discretionary accounts (“Accounts”). Polar Securities Inc. (“Polar Securities”) serves as the investment manager for North Pole and the Accounts. The business address for North Pole and Polar Securities is 372 Bay Street, 21st Floor, Toronto, Canada A6 MSH 2S6. The foregoing information is derived from a Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2009.

(6)
The business address for Azimuth Opportunity, Ltd. is c/o Ogier, Qwomar Complex, 4th Floor, P.O. Box 3170, Road Town, Tortola, British Virgin Islands. The foregoing information is derived from a Schedule 13G filed with the Securities and Exchange Commission on July 18, 2008.

(7)	Does not include 472,320 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.
(8)	Does not include 367,360 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.
(9)	Does not include 208,000 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.
(10)	Does not include 136,320 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.
(11)	Does not include 1,392,000 shares of common stock issuable upon exercise of insider warrants that are not exercisable and will not become exercisable within 60 days.

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

Messrs. Gordon, Klee, Sroka, Goldberg and Granat are our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In June 2007, we issued 1,250,000 shares of common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.02 per share, as follows:

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

On January 11, 2008, we consummated the offering of 53,000 units that were subject to the over-allotment option granted to the underwriters in our initial public offering. The remainder of the underwriters’ over-allotment option expired unexercised. As only a portion of the over-allotment option was exercised, an aggregate of 223,000 founders’ shares were canceled to maintain our founders’ ownership in our common stock at 20%.

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

Director Independence

Our securities are not currently listed on a national securities exchange. In connection with a proposed business combination, we anticipate applying to have our securities listed on such a national securities exchange. NASDAQ and NYSE Alternext US listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Currently, only Robert Sroka and Arthur H. Goldberg would be considered “independent” under that general definition. At the time of our proposed business combination, we will adhere to the rules of whatever exchange we seek to have our securities listed on.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Rothstein, Kass & Company, P.C. acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2008, we paid our principal $21,000 in connection with the review of our Quarterly Reports on Form 10-Q. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 is approximately $22,500. The aggregate of such fees is $43,500.

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

Audit-Related Fees

During 2008 and 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2008 and 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2008 and 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

As we do not have an audit committee, the audit committee did not pre-approve any accounting-related or tax services. However, our board of directors has approved the services described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)          The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Unit Purchase Option granted to Representative.*

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Barry J. Gordon.*

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc H. Klee.*

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Alan J. Loewenstein.*

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Sroka.*

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arthur H. Goldberg.*

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harvey Granat.*

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.8	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.9	Form of Administrative Services Agreement between the Registrant and American Fund Advisors, Inc.*

10.10	Promissory Note issued to Barry J. Gordon.*

10.11	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.12	Form of Subscription Agreements among the Registrant, Graubard Miller and each of Barry J. Gordon, Marc H. Klee, Alan J. Loewenstein, Robert Sroka, Arthur H. Goldberg and Harvey Granat.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-145278).

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
North Shore Acquisition Corp.

We have audited the accompanying balance sheets of North Shore Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007 and the related statements of operations and cash flows for the year then ended and the periods from June 26, 2007 (date of inception) to December 31, 2008 and 2007, and stockholders’ equity for the period June 26, 2007 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by November 30, 2009, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Shore Acquisition Corp. (a corporation in the development stage) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended and the periods from June 26, 2007 (date of inception) to December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 9, 2009

North Shore Acquisition Corp.
(a corporation in the development stage)

Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash	$186,578	$107,863
Prepaid expenses and other current assets	105,233	92,461

Total Current Assets	291,811	200,324

Other asset, Investments held in Trust Fund (Note 1)	49,833,790	49,411,768

Total Assets	$50,125,601	$49,612,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income taxes payable	$2,337	$54,500
Accrued expenses	95,664	17,500
Accounts payable	—	15,740

Total Current Liabilities	98,001	87,740

Long-Term Liabilities
Deferred Underwriters' Fee	1,524,720	1,512,000

Commons stock, subject to possible redemption,
2,541,198 and 2,519,999 shares at initial redemption value, approximately $7.82 per common share	19,877,255	19,713,599

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value
Authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 7,941,250 and 8,111,250 shares at December 31, 2008 and December 31, 2007, respectively (which includes 2,541,199 and 2,519,999 subject to possible redemptions)	794	811
Additional Paid in Capital	28,505,877	28,273,076
Income accumulated during the development stage	118,954	24,866

Total Stockholders' Equity	28,625,625	28,298,753

Total Liabilities and Stockholders' Equity	$50,125,601	$49,612,092

The accompanying notes are an integral part of the financial statements

North Shore Acquisition Corp.
(a corporation in the development stage)

Statements of Operations

		Period from	Period from
	For the year	June 26, 2007	June 26, 2007
	ended	(date of inception) to	(date of inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Revenue	$—	$—	$—
Formation and administrative expenses	383,146	67,529	450,675
Loss before other income and income tax expense	(383,146)	(67,529)	(450,675)
Other income, interest	768,505	128,895	897,400
Income before income tax expense	385,359	61,366	446,725
Income tax expense	291,271	36,500	327,771
Net income applicable to common stockholders	$94,088	$24,866	$118,954

Weighted average common shares outstanding
Basic	7,945,895	2,644,583	6,140,583
Diluted	10, 312,742	2,943,147	7,800,502

Income per share, basic	$0.01	$0.01	$0.02
Income per share, diluted	$0.01	$0.01	$0.02

The accompanying notes are an integral part of the financial statements

North Shore Acquisition Corp.
(a corporation in the development stage)

Statements of Stockholders’ Equity
For the period June 26, 2007 (date of inception) to December 31, 2008

	Common Stock		Additional Paid-In Capital	Income accumulated during the development stage	Total
	Shares	Amount
Sale of 1,811,250 shares of common stock to initial stockholders on June 27, 2007 (date of inception) at approximately $0.01 per common share	1,811,250	$181	$24,819	$—	$25,000
Sale of 6,300,000 units, net of underwriters' discount and offering expenses (includes 2,519,999 shares subject to possible redemption)	6,300,000	630	46,361,757	—	46,362,387
Proceeds subject to possible redemption of 2,519,999 shares	—		(19,713,599)	—	(19,713,599)
Proceeds from sale of warrants to initial stockholders	—	—	1,600,000	—	1,600,000
Proceeds from issuance of option	—	—	100	—	100
Net income for the period		—	—	24,866	24,866
Balance, December 31, 2007	8,111,250	$811	$28,273,077	$24,866	$28,298,754
Sale of 53,000 units (includes 21,198 shares subject to possible redemption)	53,000	5	396,435		396,440
Proceeds subject to possible redemption of 21,198 shares	—	—	(163,657)		(163,657)
Forfeiture of shares of common stock by initial stockholders	(223,000)	(22)	22		—
Net income for the period		—	—	94,088	94,088
Balance, December 31, 2008	7,941,250	$794	$28,505,877	$118,954	$28,625,625

The accompanying notes are an integral part of the financial statements

North Shore Acquisition Corp.
(a corporation in the development stage)

Statement of Cash Flows

	For the period	For the period	For the period
	from	from	from
	January 1, 2008	June 26, 2007	June 26, 2007
	to	(date of inception) to	(date of inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Cash Flows from Operating Activities
Net income	$94,088	$24,866	$118,954
Adjustment to reconcile net income to net cash provided by operating activities
Increase in prepaid expenses and other current assets	(12,772)	(92,461)	(105,233)
Increase in income taxes payable	(52,163)	54,500	2,337
Increase in accrued expenses	78,164	17,500	95,664
Increase in accounts payable	(15,740)	15,740	0

Net cash provided by operating activities	91,577	20,145	111,722

Net cash used in Investing Activities

Change in Investments held in Trust Fund	(422,022)	(49,411,768)	(49,833,790)

Cash Flows from Financing Activities
Gross proceeds of common stock public offering	424,000	50,400,000	50,824,000
Proceeds from notes payable, shareholder	—	100,000	100,000
Payment of notes payable, shareholder	—	(100,000)	(100,000)
Proceeds from the issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from sale of warrants to initial shareholders	—	1,600,000	1,600,000
Proceeds from issuance of option	—	100	100
Payment of costs of public offering	(14,840)	(2,525,614)	(2,540,454)

Net cash provided by financing activities	409,160	49,499,486	49,908,646

Net increase in cash	78,715	107,863	186,578
Cash at the beginning of the period	107,863	—	—

Cash at the end of the period	$186,578	$107,863	$186,578

Supplemental disclosure of cash flow information
Cash paid during the period for:
Taxes	$455,960	$—	$455,960

Non cash financing activity:
Deferred underwriter's fee	$12,720	$1,512,000	$1,524,720
Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption	$163,657	$19,713,599	$19,877,825

The accompanying notes are an integral part of the financial statements

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations
North Shore Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check company whose objective is to acquire an operating business.

All activity from June 26, 2007 (inception) through December 31, 2008 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective November 30, 2007. The Company consummated the offering on December 7, 2007 and received net proceeds of approximately $47,883,000 (Note 3). On January 11, 2008 the Company received additional gross proceeds in the amount of approximately $424,000 from the sale of additional units reflecting the underwriters’ over-allotment. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $49,833,790 is being held in an interest-bearing trust account (“Trust Account”) including a portion of the underwriting discounts and commissions payable to the underwriters in this offering and invested only in United States “government debt securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2(a)(7) promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. To date all of the assets have been invested in the Dreyfus Treasury Cash Management – Institutional Shares. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers and directors have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements, as well as any amounts necessary to pay the Company’s tax obligations. At December 31, 2008, the Company had earned $890,630 of interest on the Trust Account since inception, which is included in the cash held in Trust Fund less $750,000 that has been used for federal and state tax payments and working capital.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying December 31, 2008 and December 31, 2007 balance sheets.

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

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

In the event that the Company does not consummate a Business Combination by November 30, 2009, the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders to the extent of their initial stock holdings.  The mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern.

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

Investments Held in Trust

Cash is invested only in United States “government debt securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2(a)(7) promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. To date all of the assets have been invested in the Dreyfus Treasury Cash Management – Institutional Shares.

Fair Value of Financial Instruments

The Company does not enter into financial instruments for trading or speculative purposes.  The carrying amounts of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instrument," approximate their fair value due to their short-term maturities.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

Basic and Diluted Earnings per Share

Earnings per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if warrants were to be exercised or otherwise resulted in the issuance of common stock.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

Redeemable Common Stock

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 40% of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, shares have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The per share redemption price was approximately $7.84 at December 31, 2008.

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

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

4.	Fair Value Measurements	Financial Assets at Fair Value as of December 31, 2008:

	Fair Value as of	Quoted Prices in	Significant other	Significant
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Investments held in Trust	49,833,790	49,833,790	—	—

	49,833,790	49,833,790	—	—

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

The table above presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The fair values of the Company’s investments held in the Trust Account are determined through market, observable and corroborated sources.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

5.	Income Taxes	The current tax provision is comprised of the following:

		June 26, 2007	June 26, 2007
	For the year ended	(date of inception) to	(date of inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Federal	$227,947	$20,500	$248,447
State	63,324	16,000	79,324
Total	$291,271	$36,500	$327,771

The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for expenditures. As a result a deferred tax asset of approximately $118,000 was established for the book loss recorded as well as a fully offsetting valuation allowance.

The reconciliation of the effective tax rate to the statutory tax rate due:

	For the Period ended
	December 31,
	2008	2007
U.S. statutory federal tax rate	34%	34%
Non-Deductible Formation costs	26%	10%
State taxes	16%	16%
Effective tax rate	76%	60%

6.	Commitments
The Company presently occupies office space provided by an affiliate of the Company’s Chairman of the Board, President, and Vice President. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $8,000 per month for such services commencing on the effective date of the Offering.

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

7.	Basic and Diluted Earnings Per Share

	For the year ended December 31, 2008	June 26, 2007 (inception) to December 31, 2007	June 26, 2007 (inception) to December 31, 2008
Weighted average number of common shares outstanding:	7,945,895	2,644,583	6,140,583
Dilutive potential common shares outstanding from warrants	2,366,847	298,564	1,659,919

Diluted weighted average shares	10,312,742	2,943,147	7,800,502

8.	Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.  As of December 31, 2008 and 2007, the Company has not issued shares of preferred stock.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Financial Statements

9.	Common Stock	At December 31, 2008, 8,373,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2009.

NORTH SHORE ACQUISITION CORP.

By:	/s/ Barry J. Gordon
Barry J. Gordon
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Barry J. Gordon	Chairman of the Board and Chief Executive	March 10, 2009
Barry J. Gordon	Officer (Principal Executive Officer)
/s/ Marc H. Klee	President, Chief Financial Officer, Secretary	March 10, 2009
Marc H. Klee	and Director (Principal Accounting Officer and Principal Financial Officer)
/s/ Arthur H. Goldberg	Director	March 10, 2009
Arthur H. Goldberg
/s/ Robert Sroka	Director	March 10, 2009
Robert Sroka