Form 10-Q
period 2009-03-31
North Shore Acquisition Corp.
filed 2009-05-14
CIK 1408166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

As of May 14, 2009, 7,941,250 shares of common stock, par value $.0001 per share, were issued and outstanding.

North Shore Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$103,432	$186,578
Prepaid expenses and other current assets	75,151	105,233

Total Current Assets	178,583	291,811

Other asset, Investments held in Trust Fund (Note 1)	49,858,991	49,833,790

Total Assets	$50,037,574	$50,125,601

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income taxes payable	$11,025	$2,337
Accrued expenses	79,000	95,664

Total Current Liabilities	90,025	98,001

Long-Term Liabilities
Deferred Underwriters' Fee	1,524,720	1,524,720

Commons stock, subject to possible redemption, 2,541,199 shares at redemption value, approximately $7.82 per common share	19,877,255	19,877,255

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value Authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value Authorized 20,000,000 shares Issued and outstanding 7,941,250 shares at March 31, 2009 and December 31, 2008, (which includes 2,541,199 subject to possible redemptions)	794	794
Additional Paid in Capital	28,505,877	28,505,877
Income accumulated during the development stage	38,903	118,954

Total Stockholders' Equity	28,545,574	28,625,625

Total Liabilities and Stockholders' Equity	$50,037,574	$50,125,601

See notes to unaudited  condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	Period from
	January 1,		Period from
	2009	Period from	June 26, 2007
	to	January 1, 2008	(date of inception)
	March 31, 2009	to March 31, 2008	to March 31, 2009
Revenue	$—	$—	$—
Formation and operating expenses	92,113	91,290	569,507
Loss from operations	(92,113)	(91,290)	(569,507)
Other income, interest	25,521	322,088	922,921
Income (loss) before income tax expense	(66,592)	230,798	353,414
Income tax expense	13,459	112,275	314,511
Net (loss) income applicable to common stockholders	$(80,051)	$118,523	$38,903

Weighted average shares outstanding
Basic	7,941,250	7,959,931	6,391,839
Diluted	7,941,250	10,294,346	8,179,948

Net (loss) income per share, basic	$(0.01)	$0.01	$0.01
Net (loss) income per share, diluted	$(0.01)	$0.01	$0.00

See notes to unaudited  condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statement of Stockholders’ Equity

For the period June 26, 2007 (date of inception) to March 31, 2009
	Common Stock		Additional Paid-In	Income accumulated during the development
	Shares	Amount	Capital	stage	Total
Sale of 1,811,250 shares of common stock to initial stockholders on June 27, 2007 (date of inception) at approximately $0.01 per common share	1,811,250	$181	$24,819	$—	$25,000
Sale of 6,300,000 units, net of underwriters' discount and offering expenses (includes 2,519,999 shares subject to possible redemption)	6,300,000	630	46,361,757	—	46,362,387
Proceeds subject to possible redemption of 2,519,999 shares	—		(19,713,599)	—	(19,713,599)
Proceeds from sale of warrants to initial stockholders	—	—	1,600,000	—	1,600,000
Proceeds from issuance of option	—	—	100	—	100
Net income for the period		—	—	24,866	24,866
Balance, December 31, 2007	8,111,250	811	28,273,077	24,866	28,298,754
Sale of 53,000 units (includes 21,198 shares subject to possible redemption)	53,000	5	396,435		396,440
Proceeds subject to possible redemption of 21,198 shares	—	—	(163,657)		(163,657)
Forfeiture of shares of common stock by initial stockholders	(223,000)	(22)	22		—
Net income for the period		—	—	94,088	94,088
Balance, December 31, 2008	7,941,250	794	28,505,877	118,954	28,625,625
Net (loss) for the period		—	—	(80,051)	(80,051)
Balance, March 31, 2009	7,941,250	$794	$28,505,877	$38,903	$28,545,574

See notes to unaudited  condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the period	For the period	For the period
	from	from	from
	January 1, 2009	January 1, 2008	June 26, 2007
	to	to	(date of inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash Flows from Operating Activities
Net income (loss)	$(80,051)	$118,523	$38,903
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in operating assets and liabilities:
Prepaid expenses and other current assets	30,083	16,251	(75,151)
Income taxes payable	8,688	79,500	11,025
Accrued expenses	(16,664)	(4,920)	79,000
Accounts payable	—	(10,221)	—

Net cash (used in) provided by operating activities	(57,944)	199,133	53,777

Net cash used in Investing Activities

Change in Investments held in Trust Fund	(25,202)	(480,029)	(49,858,991)

Cash Flows from Financing Activities
Gross proceeds of common stock public offering	—	424,000	50,824,000
Proceeds from notes payable, shareholder	—	—	100,000
Payment of notes payable, shareholder	—	—	(100,000)
Proceeds from the issuance of common stock to initial stockholders	—	—	25,000
Proceeds from sale of warrants to initial shareholders	—	—	1,600,000
Proceeds from issuance of option	—	—	100
Payment of costs of public offering	—	(14,840)	(2,540,454)

Net cash provided by financing activities	—	409,160	49,908,646

Net (decrease) increase in cash	(83,146)	128,264	103,432
Cash at the beginning of the period	186,578	107,863	—

Cash at the end of the period	$103,432	$236,127	$103,432

Supplemental disclosure of cash flow information
Cash paid during the period for:
Taxes	$—	$72,494	$455,960

Non cash financing activity:
Deferred underwriter's fee	$—	$12,720	$1,524,720
Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption	$—	$19,877,255	$19,877,825

See notes to unaudited  condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Organization and Business Operations
North Shore Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check company whose objective is to acquire an operating business.

All activity from June 26, 2007 (inception) through March 31, 2009 relates to the Company’s formation and initial public offering described below.  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective November 30, 2007.  The Company consummated the offering on December 7, 2007 and received net proceeds of approximately $47,883,000 (Note 3).  On January 11, 2008 the Company received additional gross proceeds in the amount of approximately $424,000 from the sale of additional units reflecting the underwriters’ over-allotment.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $49,858,991 is being held in an interest-bearing trust account (“Trust Account”) including a portion of the underwriting discounts and commissions payable to the underwriters in this offering and invested only in United States “government debt securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2(a)(7) promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.    The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  To date all of the assets have been invested in the Dreyfus Treasury Cash Management – Institutional Shares. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers and directors have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements, as well as any amounts necessary to pay the Company’s tax obligations.  At March 31, 2009, the Company had earned $915,831 of interest on the Trust Account since inception, which is included in the cash held in Trust Fund less $836,954 which has been used for federal and state tax payments and working capital.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares.  The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering.  Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  Accordingly, a portion of the net proceeds from the offering (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2009 and December 31, 2008 balance sheets.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

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

The accompanying unaudited condensed consolidated interim financial statements of the Company as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008, and for the period from inception (June 26, 2007) to March 31, 2009, reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim period.  These unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may occur for the year ended December 31, 2009.

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

Notes to Unaudited Condensed Financial Statements

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

Notes to Unaudited Condensed Financial Statements

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

Notes to Unaudited Condensed Financial Statements

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

Notes to Unaudited Condensed Financial Statements

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

On April 9, 2009, the FASB issued FASB Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP if certain requirements are met.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its financial statements.

On April 9, 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active; eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise.  The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  In addition, FSP FAS 157-4 requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if certain requirements are met.  It must be applied prospectively and retrospective application is not permitted.  The Company expects to adopt this FSP for the quarter ending June 30, 2009 and does not expect the adoption of this FSP to have a material impact on its financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold.  The measure of impairment in comprehensive income remains fair value.  The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Earlier adoption for periods ending before March 15, 2009, is not permitted.  If an entity elects to adopt early either FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the entity also is required to adopt early this FSP.  Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4.   This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Redeemable common stock

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 40% (2,541,199) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,541,199 shares have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The per share redemption price was approximately $7.85 at March 31, 2009.

Reclassification

Certain 2008 amounts were reclassified to conform to the 2009 presentation.

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

Notes to Unaudited Condensed Financial Statements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial Assets at Fair Value as of March 31, 2009

		Quoted Prices	Significant Other	Significant
	March 31,	in Active Markets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents held in trust	$49,858,991	$49,858,991	$	$

Total	$49,858,991	$49,858,991	$—	$—

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Financial Assets at Fair Value as of December 31, 2008

		Quoted Prices	Significant Other	Significant
	December 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Description
Assets:

Cash and cash equivalents held in trust	$49,833,790	$49,833,790	$	$

Total	$49,833,790	$49,833,790	$—	$—

The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

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

Notes to Unaudited Condensed Financial Statements

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
The following is a reconciliation of the denominator of the basic and diluted earnings per share for the period from January 31, 2008 to March 31, 2008 and for the period from June 26, 2007 (inception) to March 31, 2009.

	January 1, 2008 to March 31, 2008	June 26, 2007 (inception) to March 31, 2009
Weighted average number of common shares outstanding:	7,959,931	6,891,839
Dilutive potential common shares outstanding from warrants	2,334,415	1,788,109

Diluted weighted average shares	10,294,346	8,179,948

Warrants to purchase 7,953,000 shares of common stock for the 3 months ended March 31, 2009 were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

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

8.	Common Stock	At March 31, 2009, 8,373,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

For the three months ended March 31, 2009, we had a net loss of $80,051 derived from interest income of $25,521 offset by $105,572 for expenses and taxes.

For the three months ended March 31, 2008, we had a net income of $118,523 derived from interest income of $322,088 offset by $91,290 for formation and operating expenses and $112,275 for taxes.

Financial Condition and Liquidity

We consummated our initial public offering on December 7, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $50,824,000. We paid a total of $2,525,614 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and the private sale) were $49,883,546, of which $49,693,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. There also may be released to us from the trust account interest earned on the funds in the trust account up to an aggregate of $1,000,000 to fund our working capital requirements as well as any amounts we may need to pay our tax obligations.  As of March 31, 2009, we have used all of the funds not placed in the trust account and have withdrawn $413,407 and $423,546 of interest earned on the funds held in trust for working capital and tax obligations, respectively.

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

Commencing on November 30, 2007 and ending upon the acquisition of a target business or our liquidation, we began incurring a fee from American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, a monthly fee of $8,000 for general and administrative services.  Additionally, Barry J. Gordon and Arthur H. Goldberg, a former director of North Shore, advanced an aggregate of $100,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This loan was repaid following our initial public offering from the proceeds of the offering.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering have been placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee.  As of March 31, 2009, the balance of the trust account was  $49,858,991. The proceeds held in trust may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other money-market instruments. As of March 31, 2009, the effective annualized interest rate payable on our investment was approximately 0.20%. Assuming no other changes to our holdings as of March 31, 2009, a 1% decrease in the underlying interest rate payable on our investment as of March 31, 2009 would result in a decrease of approximately  $124,648 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated: May 14, 2009
/s/ Barry J. Gordon
Co-Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Marc H. Klee
President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)