Form 10-Q
period 2009-09-30
North Shore Acquisition Corp.
filed 2009-11-20
CIK 1408166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2009

☐           Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52875

North Shore Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0433980
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

545-7 Dogok-Dong, SoftForum B/D, 7th Floor, Gangnam-Gu, Seoul, Korea 135-270
(Address of Principal Executive Office)

(82) (2) 526-8531
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

As of November 20, 2009, 7,941,250 shares of common stock, par value $.0001 per share, were issued and outstanding.

North Shore Acquisition Corp.
(a corporation in the development stage)

Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$82,171	$186,578
Prepaid expenses and other current assets	65,838	105,233

Total Current Assets	148,009	291,811

Other asset, Investments held in Trust Account (Note 1)	49,706,866	49,833,790

Total Assets	$49,854,875	$50,125,601

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income taxes payable	$14,649	$2,337
Accounts payable and accrued expenses	423,418	95,664
Total Current Liabilities	438,067	98,001
Deferred Underwriters' Fee	1,524,720	1,524,720
Total Liabilities	1,962,787	1,622,721
Commons stock, subject to possible redemption, 2,541,199 shares at redemption value, approximately $7.82 per common share	19,877,255	19,877,255

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value	—	—
Authorized 1,000,000 shares; none issued and outstanding
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 7,941,250 shares at September 30, 2009 and December 31, 2008, (which includes 2,541,199 subject to possible redemptions)	794	794
Additional Paid-in Capital	28,505,877	28,505,877
(Deficit) earnings accumulated during the development stage	(491,838)	118,954

Total Stockholders' Equity	28,014,833	28,625,625

Total Liabilities and Stockholders' Equity	$49,854,875	$50,125,601

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Operations

	Period from		Period from	Period from	Period from		Period from
	July 1, 2009		July 1, 2008	January 1, 2009	January 1, 2008		June 26, 2007
	to		to	to	to		(date of inception) to
	September 30, 2009		September 30, 2008	September 30, 2009	September 30, 2008		September 30, 2009
Revenue	$	$		$	$	$
Formation and operating expenses	396,814		60,726	687,916	210,123		1,165,310
Loss from operations	(396,814)		(60,726)	(687,916)	(210,123)		(1,165,310)
Other income, interest	26,461		199,337	128,374	733,161		1,025,774
Income (Loss) before income tax expense	(370,353)		138,611	(559,542)	523,038		(139,536)
Income tax expense	10,987		81,651	51,250	280,021		352,302
Net income (loss) applicable to common stockholders	$(381,340)		$56,960	$(610,792)	$243,017		$(491,838)

Weighted average shares outstanding	-						-
Basic	7,941,250		7,941,250	7,941,250	7,947,454		6,734,281
Diluted	7,941,250		10,371,333	7,941,250	10,336,546		6,734,281
	-						-
Net income (loss) per share, basic	$(0.05)		$0.01	$(0.08)	$0.03		$(0.07)
Net income (loss) per share, diluted	$(0.05)		$0.01	$(0.08)	$0.02		$(0.07)

Weighted average shares outstanding subject to possible redemption	-						-
Basic	2,541,199		2,541,199	2,541,199	2,541,199		2,013,181
Diluted	2,541,199		2,541,199	2,541,199	2,541,199		2,013,181
	-						-
Net income (loss) per share, basic	$0.00		$0.00	$0.00	$0.00		$0.00
Net income (loss) per share, diluted	$0.00		$0.00	$0.00	$0.00		$0.00

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Stockholders’ Equity

For the period June 26, 2007 (date of inception) to September 30, 2009

	Common Stock		Additional Paid-In Capital	(Deficit) Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount

Sale of 1,811,250 shares of common stock to initial stockholders on June 27, 2007 (date of inception) at approximately $0.01 per common share	1,811,250	$181	$24,819	$—	$25,000

Sale of 6,300,000 units, net of underwriters' discount and offering expenses (includes 2,519,999 shares subject to possible redemption)	6,300,000	630	46,361,757	—	46,362,387
Proceeds subject to possible redemption of 2,519,999 shares	—		(19,713,599)	—	(19,713,599)
Proceeds from sale of warrants to initial stockholders	—	—	1,600,000	—	1,600,000
Proceeds from issuance of option	—	—	100	—	100
Net income for the period		—	—	24,866	24,866
Balance, December 31, 2007	8,111,250	811	28,273,077	24,866	28,298,754
Sale of 53,000 units (includes 21,198 shares subject to possible redemption)	53,000	5	396,435		396,440
Proceeds subject to possible redemption of 21,198 shares	—	—	(163,657)		(163,657)
Forfeiture of shares of common stock by initial stockholders	(223,000)	(22)	22		—
Net income for the period		—	—	94,088	94,088
Balance, December 31, 2008	7,941,250	794	28,505,877	118,954	28,625,625
Net (loss) for the period (unaudited)		—	—	(610,792)	(610,792)
Balance, September 30, 2009 (unaudited)	7,941,250	$794	$28,505,877	$(491,838)	$28,014,833

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Unaudited Condensed Statements of Cash Flows

	For the period	For the period	For the period
	from	from	from
	January 1, 2009	January 1, 2008	June 26, 2007
	To September	To September	(date of inception) to
	30, 2009	30, 2008	September 30, 2009
Cash Flows from Operating Activities
Net income (loss)	$(610,792)	$243,017	$(491,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Change in operating assets and liabilities:
Prepaid expenses and other current assets	39,395	13,753	(65,838)
Income taxes payable	12,312	20,000	14,649
Accounts payable and accrued expenses	327,754	(55,557)	423,418
Net cash (used in) provided by operating activities	(231,331)	221,213	(119,609)

Net cash used in Investing Activities
Change in Investments held in Trust Account	126,924	(388,252)	(49,706,866)

Cash Flows from Financing Activities
Borrowings from note payable	—	424,000	—
Gross proceeds of common stock public offering	—	—	50,824,000
Proceeds from notes payable, stockholder	—	—	100,000
Payment of notes payable, stockholder	—	—	(100,000)
Proceeds from the issuance of common stock to initial stockholders	—	—	25,000
Proceeds from sale of warrants to initial stockholders	—	—	1,600,000
Proceeds from issuance of option	—	—	100
Payment of costs of public offering	—	(14,840)	(2,540,454)

Net cash provided by financing activities	—	409,160	49,908,646

Net (decrease) increase in cash	(104,407)	242,121	82,171
Cash at the beginning of the period	186,578	107,863	—

Cash at the end of the period	$82,171	$349,984	$82,171

Supplemental disclosure of cash flow information
Cash paid during the period for:
Taxes	$41,762	$378,336	$477,722

Non-cash financing activity:
Deferred underwriters’ fee	$—	$12,720	$1,524,720
Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption	$—	$163,657	$19,877,825

See notes to unaudited condensed financial statements.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

1.	Organization and Business Operations
North Shore Acquisition Corp. (the “Company”) was incorporated in Delaware on June 26, 2007 as a blank check company whose objective is to acquire an operating business.

All activity from June 26, 2007 (inception) through September 30, 2009 relates to the Company’s formation and initial public offering described below.  The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective November 30, 2007.  The Company consummated the offering on December 7, 2007 and received net proceeds of approximately $47,883,000 (Note 3).  On January 11, 2008, the Company received additional gross proceeds in the amount of approximately $424,000 from the sale of additional units reflecting the underwriters’ over-allotment.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”).  Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.  An amount of $49,715,284 is being held in an interest-bearing trust account (“Trust Account”) including a portion of the underwriting discounts and commissions payable to the underwriters in this offering and invested only in United States “government debt securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2(a)(7) promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.    The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  To date all of the assets have been invested in the Dreyfus Treasury Cash Management – Institutional Shares. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s officers and directors have agreed that they will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $1,000,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements, as well as any amounts necessary to pay the Company’s tax obligations.  At September 30, 2009, the Company had earned $1,018,577 of interest on the Trust Account since inception, which is included in the cash held in Trust Fund less $1,900,699 which has been used for federal and state tax payments and working capital.

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

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,588,250 founding shares of common stock (“Founders’ Shares”) in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares.  The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering.  Accordingly, Public Stockholders holding 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  Accordingly, a portion of the net proceeds from the offering (39.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2009 and December 31, 2008 balance sheets.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination by November 30, 2009.  However, in November 2009, the Company’s Board of Directors approved amendments to the Company’s Certificate of Incorporation (collectively, the “Extension Amendments”).  The Extension Amendments, which will require the affirmative vote of a majority of the Company’s outstanding common stock as of the close of business on November 9, 2009 (the “record date”) would (i) extend the date by which the company must complete a Business Combination from November 30, 2009 to January 31, 2010, to avoid being required to liquidate; and (ii) allow public holders of less than 40% of  the Company’s outstanding common stock issued in the Offering who vote against the Extension Amendments and elect conversion to convert their respective shares into a portion of the funds available in the Trust Account.  The Company has filed a definitive proxy statement with the SEC to solicit the approval of the Company’s stockholders of the Extension Amendments at a special meeting of stockholders (the “Special Meeting”), which is to be held on November 30, 2009. If the Extension Amendments are approved by the Company’s stockholders, the trust agreement that the Company entered into in connection with the Public Offering will be amended to extend the date by which the Trust Account must be liquidated from November 30, 2009 to January 31, 2010. However, the Company cannot assure you that the Extension Amendments will be approved or that, if approved, that the Company will complete a Business Combination before January 31, 2010.  All of the Company's directors and officers have agreed to vote any common stock owned by them in favor of the Extension Amendments.

If the Company has not completed a Business Combination by November 30, 2009 (or January 31, 2010, if the Extension Amendments are approved by the Company’s stockholders), its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 3).

The accompanying unaudited condensed interim financial statements of the Company as of September 30, 2009 and December 31, 2008 and for the three month periods ended September 30, 2009 and 2008, nine months ended September 30, 2009 and 2008, and for the period from inception (June 26, 2007) to September 30, 2009, reflect all adjustments of a normal and recurring nature to present fairly the financial position, results of operations and cash flows for the interim period.  These unaudited condensed consolidated interim financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X.  Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three month period ended September 30, 2009 are not necessarily indicative of the results that may occur for the year ended December 31, 2009.

In the event that the Company does not consummate a Business Combination by November 30, 2009 (or January 31, 2010, if the Extension Amendments are approved by the Company’s stockholders), the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders to the extent of their initial stock holdings.  The mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.”

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” approximates the carrying amounts represented in the balance sheet.

Basic and Diluted Earnings per Share

Earnings per common share is based on the weighted average number of common shares outstanding.  The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if warrants were to be exercised or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

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

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Income Taxes

The Company complies with FASB ASC 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits.

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able utilize these deferred tax assets against future income.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities in the preparation of financial statements. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance in the ASC carries an equal level of authority. The ASC supersedes all previously existing non-SEC accounting and reporting standards. The ASC simplifies user access to all authoritative GAAP by reorganizing previously issued GAAP pronouncements into approximately 90 accounting topics within a consistent structure, without creating new accounting and reporting guidance. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009; accordingly, the Company adopted the ASC in the third quarter of fiscal 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. In the discussion that follows, the Company will refer to ASC citations that relate to ASC Topics and their descriptive titles, as appropriate, and will no longer refer to citations that relate to accounting pronouncements superseded by the ASC.

In April 2009, the FASB issued three related staff positions to clarify the application of FASB ASC 820 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009.

·           FASB ASC 820 (transitional 820-10-65-4)—which provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

·           FASB ASC 320— which modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities. It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

·           FASB ASC 820-10-50—which requires disclosures of the fair value of financial instruments within the scope of FASB ASC 820 in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements. The staff position also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

We do not believe that the adoption of these new staff positions had a material impact on our financial position and results of operations.

 North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009 and in interim periods within those fiscal years with earlier adoption prohibited. We will adopt FASB ASC 860 on October 1, 2010.

North Shore Acquisition Corp.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying condensed financial statements.

Redeemable Common Stock

The Company accounts for redeemable common stock in accordance with FASB ASC 480-10.  Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 40% (2,541,199) of common shares sold in the Offering exercise their conversion rights. As further discussed in Note 1, if a Business Combination is not consummated within 24 months, the Company will liquidate. Accordingly, 2,541,199 shares have been classified outside of permanent equity at redemption value. The Company recognized changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The per share redemption price was approximately $7.82 at September 30, 2009.

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
Effective January 1, 2008, the Company adopted FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The adoption of FASB ASC 820 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices in markets that are not active, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Financial Assets at Fair Value as of September 30, 2009

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents held in Trust Account	$49,706,866	$49,706,866	$—	$—

Total	$49,706,866	$49,706,866	$—	$—

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
From the date of the Offering until August 17, 2009, the Company incurred a monthly fee of $8,000 for general and administrative services from American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein. The Company terminated this agreement and stopped paying this monthly fee beginning August 17, 2009.

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
The following is a reconciliation of the denominator of the basic and diluted earnings per share for the period from July 1, 2008 to September 30, 2008 and the period from January 1, 2008 to September 30, 2008.

	July 1, 2008 to September 30, 2008	January 1, 2008 to September 30, 2008
Weighted average number of common shares outstanding:	7,941,250	7,947,454
Dilutive potential common shares outstanding from warrants	2,430,083	2,389,092

Diluted weighted average shares	10,371,333	10,336,546

Warrants to purchase 7,953,000 shares of common stock for the three and nine months ended September 30, 2009 as well as the period from June 26, 2007 (date of inception) through September 30, 2009 were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive.

7.	Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the Underwriter prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the Common Stock on a Business Combination.

8.	Common Stock	At September 30, 2009, 8,373,000 shares of common stock were reserved for issuance upon exercise of the Warrants and the Option.
9.	Investment Agreement with Initial Stockholders
On August 17, 2009, the Company entered into an agreement (“Investment Agreement”) with the Initial Stockholders and Mr. Sang-Chul Kim. In connection with the transactions contemplated by the Investment Agreement, Mr. Kim became Chairman of the Company, a position that he continues to hold. Pursuant to the Investment Agreement, among other things, the Initial Stockholders have the option to sell to Mr. Kim, and Mr. Kim has the option to purchase from the Initial Stockholders, warrants to purchase the 1,600,000 Insider Warrants upon the earliest of (i) the Company’s consummation of a Business Combination, (ii) the liquidation of the Company’s Trust Account and (iii) December 31, 2009. The purchase price for the Insider Warrants is $1,000,000. The Initial Stockholders originally paid $1,600,000 for the Insider Warrants, which they acquired concurrently with the closing of the Offering. Mr. Kim will exercise the option concurrently with the closing of the acquisition. Mr. Kim has agreed to transfer 35% of such Insider Warrants to Broadband Capital Management LLC (“Broadband”) as part of its fees for financial advisory services.

Pursuant to the Investment Agreement and as part of the same transaction, the Initial Stockholders also agreed to transfer an aggregate of 1,488,250 of the Founders’ Shares to Mr. Kim, for no additional consideration, upon consummation of a Business Combination. The Initial Stockholders will continue to hold an aggregate of 100,000 shares of the Company’s common stock following the transfer. If transferred, such shares will remain in escrow until one year after consummation of such Business Combination in accordance with the terms of the escrow agreement that was entered into by the Initial Stockholders in connection with the Company’s Offering.

As a result of above transactions, there are no accounting implications.  The acquisition will be accounted for as a “reverse merger” and recapitalization since the stockholders of SDI will own the largest portion of the voting rights in the combined entity, the stockholders of SDI will have significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and SDI’s senior management will dominate the management of the combined entity immediately following the completion of the transaction in accordance with the provisions of FASB ASC 805. Accordingly, SDI will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of SDI. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of SDI and are recorded at the historical cost basis of SDI. The Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of SDI after consummation of the acquisition.

10.	Proposed Business Combination with Sungdong Industries Co. Ltd.
On September 8, 2009, the Company entered into a Securities Purchase and Share Exchange Agreement (the “Purchase Agreement”) by and among the Company, Sungdong Industries Co., Ltd. (“SDI”), Hwi Young Jung (“HY Jung”), a principal stockholder of SDI, and Hong Jun Jung (“HJ Jung”), which, among other things, provides for the acquisition of up to 52.26%, but not less than 50.96%, of the voting capital stock of SDI in exchange for cash consideration to SDI and 7,341,102 shares of the common stock of the Company to HY Jung.  The Company’s proposed business combination with SDI qualifies as a “business combination” under the Company’s amended and restated certificate of incorporation.

Provided that the Extension Amendments are approved by the Company’s stockholders, the acquisition is expected to be consummated either during the end of the fourth quarter or the beginning of the first quarter of 2010, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions, as discussed in the Purchase Agreement.

11.	Subsequent Event
In November, 2009, the Company’s Board of Directors approved the Extension Amendments described above in Note 1.  If the Extension Amendments are approved by the Company’s stockholders at the Special Meeting to be held on November 30, 2009, the trust agreement that the Company entered into in connection with the Public Offering will be amended to extend the date by which the Trust Account must be liquidated from November 30, 2009 to January 31, 2010. However, the Company cannot assure you that the Extension Amendments will be approved or that, if approved, the Company will complete a Business Combination by January 31, 2010.

If the Extension Amendments are approved by the Company’s stockholders and the Company has not completed a Business Combination by January 31, 2010, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering as discussed in Note 3).

The Company evaluated subsequent events from October 1, 2009 to November 20, 2009, the date the Company issued its unaudited condensed financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward-Looking Statements

The statements discussed in this Report include forward-looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).

Overview

We were formed on June 26, 2007 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On September 8, 2009, we entered into a Securities Purchase and Share Exchange Agreement (the “Purchase Agreement”) by and among us, Sungdong Industries Co., Ltd. (“SDI”), Hwi Young Jung (“HY Jung”), a principal stockholder of SDI, and Hong Jun Jung (“HJ Jung”), which, among other things, provides for the acquisition of up to 52.26%, but not less than 50.96%, of the voting capital stock of SDI in exchange for cash consideration to SDI and 7,341,102 shares of our common stock to HY Jung.  Our proposed business combination with SDI qualifies as a “business combination” under our amended and restated certificate of incorporation.

Provided that the Extension Amendments (described below) are approved by our stockholders, the acquisition is expected to be consummated either during the end of the fourth quarter of 2009 or the beginning of the first quarter of 2010, after the required approval by our stockholders and the fulfillment of certain other conditions, as discussed in the Purchase Agreement.

Recent Developments

In November 2009, our Board of Directors approved amendments to our amended and restated certificate of incorporation (collectively, the “Extension Amendments”).  The Extension Amendments, which will require the affirmative vote of a majority of our outstanding common stock as of the close of business on November 9, 2009 (the “record date”) would (i) extend the date by which we must complete a business combination from November 30, 2009 to January 31, 2010, to avoid being required to liquidate; and (ii) allow public holders of less than 40% of  our outstanding common stock issued in our initial public offering who vote against the Extension Amendments and elect conversion to convert their respective shares into a portion of the funds available in the Trust Account.  We filed a definitive proxy statement with the SEC to solicit the approval of our stockholders of the Extension Amendments at a special meeting of stockholders (the “Special Meeting”), which is to be held on November 30, 2009. If the Extension Amendments are approved by our stockholders, the trust agreement that we entered into in connection with our initial public offering will be amended to extend the date by which the trust account must be liquidated from November 30, 2009 to January 31, 2010. However, we cannot assure you that the Extension Amendments will be approved or that, if approved, that we will complete a business combination before January 31, 2010.  All of our directors and officers have agreed to vote any common stock owned by them in favor of the Extension Amendments.

If we have not completed a business combination by November 30, 2009 (or January 31, 2010, if the Extension Amendments are approved by our stockholders), our corporate existence will cease and we will dissolve and liquidate for the purposes of winding up our affairs.

Results of Operations

For the three months ended September 30, 2009, we had a net loss of $381,340 derived from interest income of $26,461 offset by $407,801 for expenses and taxes.

For the three months ended September 30, 2008, we had a net income of $56,960 derived from interest income of $199,337 offset by $142,377 for expenses and taxes.

For the nine months ended September 30, 2009, we had a net loss of $610,792 derived from interest income of $128,374 offset by $739,166 for expenses and taxes.

For the nine months ended September 30, 2008, we had a net income of $243,017 derived from interest income of $733,161 offset by $490,144 for expenses and taxes.

For the period from June 26, 2007 (inception) to September 30, 2009, we had a net loss of $491,838 derived from interest income of $1,025,774 offset by $1,517,612 for expenses and taxes.

Financial Condition and Liquidity

We consummated our initial public offering on December 7, 2007. Gross proceeds from our initial public offering (including from our private placement of warrants and exercise of the underwriters’ over-allotment option) were $50,824,000. We paid a total of $2,525,614 in underwriting discounts and commissions (after deferring $1,512,000) and for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option and the private sale) were $49,883,546, of which $49,693,160 was deposited into the trust account and the remaining proceeds of $190,386 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. There also may be released to us from the trust account interest earned on the funds in the trust account up to an aggregate of $1,000,000 to fund our working capital requirements as well as any amounts we may need to pay our tax obligations.  At September 30, 2009, we had earned $1,018,577 of interest on the trust account since inception, which is included in the cash held in the trust account less $1,900,699 which has been used for federal and state tax payments and working capital.

We intend to use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 30, 2009 (or January 31, 2010 if the Extension Amendments described below are approved by our stockholders), assuming that a business combination is not consummated during that time.

Commencing on November 30, 2007 and ending upon the acquisition of a target business or our liquidation, we began incurring a fee from American Fund Advisors, an affiliate of Barry J. Gordon, Marc H. Klee and Alan J. Loewenstein, a monthly fee of $8,000 for general and administrative services.  We terminated this agreement and stopped paying this monthly fee beginning August 17, 2009.

On August 27, 2009, Capital Express Co., Ltd., an entity controlled by Mr. Sang Chul Kim (“Capital Express”), loaned $70,000 to us for general working capital purposes. In addition, on September 3, 2009, Capital Express made an additional loan in the amount of $225,000 to us for general working capital purposes related to the proposed business combination with Sundong Industries Co., Ltd. These loans from Capital Express will be reimbursed back to Capital Express at the closing of a successful business combination. In the event that the business combination does not close successfully, Capital Express may not be reimbursed for the loans made to us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering have been placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee.  As of September 30, 2009, the balance of the trust account was $49,706,866. The proceeds held in trust may be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other money-market instruments. As of September 30, 2009, the effective annualized interest rate payable on our investment was approximately 0.28%. Assuming no other changes to our holdings as of September 30, 2009, a 1% decrease in the underlying interest rate payable on our investment as of September 30, 2009 would result in a decrease of approximately $124,267 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 4T.	CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

PART II.

OTHER INFORMATION

ITEM 2:                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2007, we closed our initial public offering (“IPO”) of 6,300,000 units with each unit consisting of one share of common stock and one warrant, each to purchase one share of common stock at an exercise price of $5.00 per share. On January 24, 2008, we consummated the closing of an additional 53,000 units which were subject to the over-allotment option. The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $50,824,000. EarlyBirdCapital, Inc. acted as representative of the underwriters. The securities sold in the initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-145278). The Securities and Exchange Commission declared the registration statement effective on November 30, 2007.

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

NORTH SHORE ACQUISITION CORP.

Dated: November 20, 2009
/s/ Byong-Yub Ahn
Chief Executive Officer
(Principal Executive Officer)

/s/ Yo-Shin Song
Chief Financial Officer
(Principal Financial and Accounting Officer)